Form 10-Q
period 1995-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1995-08-14
CIK 350903

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC 20549
                                          FORM 10-Q


                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1995            Commission File Number 0-10272



                   WINTHROP  RESIDENTIAL  ASSOCIATES  I, A  LIMITED  PARTNERSHIP
                    (Exact name of registrant as specified in its charter)




            Maryland                                        04-2720493
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



One International Place, Boston, MA                                   02110
(Address of principal executive offices)                           (Zip Code)




Registrant's telephone number, including area code        (617) 330-8600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       YES X      NO




PART 1 - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------
                                                                            Three Months Ended                 Six Months Ended
                                                                                June 30,                            June 30,
(Unaudited) (Note 1)                                                     1995              1994              1995             1994

Interest income                                                       $   -             $   -             $   -            $   -

Expenses:
   Amortization                                                          1,704             1,704            3,408             3,408
   Interest (Note 5)                                                    16,391            11,997           31,796            22,258
   General and administrative                                           30,285            26,161            34,328           27,741
                                                                        48,380            39,862            69,532           53,407

Loss from operations                                                   (48,380)          (39,862)          (69,532)         (53,407)

Equity in income of Local Limited
 Partnerships (Note 4)                                                   7,376            16,323             8,792           18,526

Net loss                                                              $(41,004)         $(23,539)         $(60,740)        $(34,881)

Net loss allocated to General
 Partners                                                             $ (2,050)         $ (1,177)         $ (3,037)        $ (1,744)

Net loss allocated to Limited
 Partners                                                             $(38,954)         $(22,362)         $(57,703)        $(33,137)

Net Loss per Unit of Limited
 Partnership Interest                                                 $  (1.52)         $   (.87)         $  (2.25)        $  (1.29)



BALANCE SHEETS

---------------------------------------------------------------------------
                                                                                                   June 30,          December 31,
                                                                                                     1995                  1994
June 30, 1995 and December 31, 1994                                                              (Unaudited)            (Audited)
ASSETS
Investments in Local Limited Partnerships (Note 4)...................................           $ 1,620,502           $  1,615,118

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses.............................................            $  431,665           $    398,543
   Loans payable to affiliate (Note 4)...............................................               666,273                633,271
                                                                                                  1,097,938              1,031,814

Partners' Capital:
   Limited Partners
      Units of  Limited  Partnership  Interest,  $1,000  stated  value per Unit;
       25,646 units authorized, and 25,661
           units issued and outstanding .............................................             1,596,732              1,654,435

General Partners.....................................................................            (1,074,168)            (1,071,131)
                                                                                                    522,564                583,304
                                                                                                $ 1,620,502           $  1,615,118


STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------
For The Six Months Ended
June 30, 1995 and 1994 (Unaudited) (Note 1)                    1995         1994
Cash flows from operating activities:

   Net loss............................................................................     $  (60,740)           $  (34,881)
   Adjustments to reconcile net loss to cash provided by
    operating activities:
    Amortization.......................................................................          3,408                 3,408
    Equity in net income Local Limited Partnerships....................................         (8,792)              (18,526)

    Changes in assets and liabilities:
      Increase in accounts payable and accrued
       expenses........................................................................         33,122                22,258
   Net cash used by operating activities...............................................        (33,002)              (27,741)

Cash flows from financing activities:
   Proceeds from loan payable..........................................................         33,002                27,741

Net increase in cash and cash equivalents..............................................            -                    -

Cash and cash equivalents, beginning of period.........................................            -                    -

Cash and cash equivalents, end of period...............................................     $      -              $     -


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

---------------------------------------------------------------------------------------
                                    UNITS OF
For the Six Months Ended                                      LIMITED            GENERAL              LIMITED
June 30, 1995 and 1994                                      PARTNERSHIP         PARTNERS'            PARTNERS'           TOTAL
(Unaudited (Note 1)                                           INTEREST           CAPITAL              CAPITAL           CAPITAL


Balance December 31, 1994............................         25,646           $(1,071,131)          $1,654,435        $  583,304
Net loss.............................................                               (3,037)             (57,703)          (60,740)
Balance June 30, 1995................................         25,646           $(1,074,168)          $1,596,732        $  522,564


Balance December 31, 1993............................         25,646           $(1,067,731)          $1,719,040        $  651,309
Net loss.............................................                               (1,744)             (33,137)          (34,881)
Balance June 30, 1994................................         25,646           $(1,069,475)          $1,685,903        $  616,428




NOTES TO FINANCIAL STATEMENTS
June 30, 1995 (Unaudited)

1.     ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.

2.    TAX INCOME/LOSS

The Partnership's tax income/loss for 1995 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of construction period costs and depreciation incurred by the Local Limited Partnerships and differences in the recognition of equity in net income/loss of Local Limited Partnerships under the equity method of accounting described below.

3.    INVESTMENT IN LOCAL LIMITED PARTNERSHIPS

The Partnership accounts for its investment in each Local Limited Partnership on the equity method of accounting. The investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received or accrued. Costs relating to the acquisition and selection of the investment in the Local Limited partnership are capitalized to the investment account and amortized over the life of the investment or until the investment balance has been written down to zero. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnership are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative.

4.    LOANS PAYABLE TO AFFILIATE

Beginning in 1986, the Partnership depleted its available reserves and as a result borrowed amounts from First Winthrop Corporation ("First Winthrop") to pay operating expenses and fund operating deficits at properties owned by the Local Limited Partnerships. The borrowings from First Winthrop bear interest at the prime rate (9.00% at June 30, 1995) plus 1%. The Partnership accrued interest expense of $31,796 and $22,258 to First Winthrop during the six months ended June 30, 1995 and 1994. The Partnership will meet its interest payments and repay First Winthrop's loans from cash flow generated by the Local Limited Partnerships or from the proceeds of any sales of real estate owned by the Local Limited Partnerships.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Net loss for the six months ended June 30, 1995 was $60,740 compared to $34,881 for the six months ended June 30, 1994. This was the result of an increase in loss from operations and a decrease in the Partnership's equity in income of a local limited partnership (Copperfield). Loss from operations increased to $69,532 for the six months ended June 30, 1995 from $53,407 for the six months ended June 30, 1994. This was due to an increase in interest expenses and general and administrative expenses.

One of the local limited partnerships, Candlewood, was unable to negotiate a workout agreement with the U.S. Department of Housing and Urban Development ("HUD"), resulting in a foreclosure sale of the property in January 1995. The Partnership will recognize a taxable gain of approximately $125 per unit in 1995 as a result of the foreclosure.

Two properties, The Villas and Windscape, had previously defaulted on their mortgage obligations. Currently, both properties are operating under provisional workout arrangements with HUD. The workout arrangements are both effective February 1, 1995 through January 31, 1996. In May 1995, HUD informed the local general partner that Windscape's mortgage will be included in an auction to take place in the fall of 1995. The local general partner is currently corresponding with HUD to request the Modification Agreement be executed prior to the sale of the loan to a new mortgagee. The Modification Agreement essentially allows the mortgagor to recast any delinquent and/or unpaid principal and interest at 7.5% if certain conditions are met.

Shadowbrook's mortgage will be included in a HUD auction to be held in the fall of 1995. Efforts will be made to negotiate a workout agreement with the new mortgagee. Shadowbrook was unable to secure a new agreement with HUD subsequent to the expiration of its prior workout agreement with HUD in December 1992.

Stonewood's mortgage loan was sold to a new mortgagee in May, 1995. Efforts are currently being made to negotiate a workout agreement with the new mortgagee. Stonewood defaulted on its mortgage in July 1991 but was unable to negotiate a workout agreement with HUD.

The five remaining properties met their financial obligations during the six months ended June 30, 1995, but did not generate sufficient revenue to distribute any cash flow to the Partnership.

The Partnership requires cash to pay general and administrative expenses. All cash requirements are satisfied by loans from First Winthrop.

Variations for future interim periods will occur as the operating results of the Local Limited Partnership's change and as the Partnership sells its interests in Local Limited Partnerships and the gains or losses are recognized.

PART II - ITEM 5 - OTHER INFORMATION

All items are inapplicable.

                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      WINTHROP RESIDENTIAL ASSOCIATES I,
                                           A LIMITED PARTNERSHIP
                                               (Registrant)

                                      BY:  ONE WINTHROP PROPERTIES, INC.
                                              Managing General Partner



                                      BY: /s/ F. X. Jacoby
                                              F. X. Jacoby
                                              Chief Accounting Officer




                                      BY: /s/ Richard J. McCready
                                              Richard J. McCready
                                              Chief Operating Officer


DATED:  August 14, 1995


SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

----------------------------------------------------------------------------------
June 30, 1995 (Unaudited)............................

1. Statement of Cash Available for Distribution for the three months ended June 30, 1995:

Net loss..........................................................................................                       $(55,756)
   Add:    Charges to income not affecting cash available for
            distribution (amortization)...........................................................                          1,704
           Equity in net income of Local Limited Partnerships.....................................                         (7,370)

Cash Available for Distribution...................................................................                       $   -


2.    Fees and other  compensation  paid or  accrued by the  Partnership  to the
      General Partners, or their affiliates,  during the three months ended June
      30, 1995:
------------------------------------------------------------------------------------------
Entity Receiving                                                                        Form of
 Compensation                                                                        Compensation                       Amount

First Winthrop Corporation                                                      Interest on Loans                       $11,997



All other  information  required  pursuant  to  Section  9.4 of the  Partnership
Agreement  is set  forth in the  attached  Report  on Form  10-Q or  Partnership
Report.