Form 10-Q
period 1995-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1995-11-14
CIK 350903

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                              FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1995  Commission File Number 0-10272



           WINTHROP  RESIDENTIAL  ASSOCIATES  I, A  LIMITED  PARTNERSHIP
              (Exact name of registrant as specified in its charter)




            Maryland                                 04-2720493
(State or other jurisdiction          (I.R.S. Employer Identification No.)
incorporation or organization)



One International Place, Boston, MA                          02110
(Address of principal executive offices)                    (Zip Code)




Registrant's telephone number, including area code           (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                              YES     X         NO _________

PART 1 - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS

                                                                                Three Months Ended         Nine Months Ended
                                                                                   September 30,              September 30,
(Unaudited) (Note 1)                                                             1995       1994            1995        1994

Income from Local Limited Partnership cash
   distribution.....................................................       $ 119,622        $    -          $119,622      $    -
Interest income.....................................................            -                -              -              -
                                                                           ----------       ----------     ----------    -------
                                                                             119,622             -           119,622           -

Expenses:
   Amortization.....................................................           1,704            1,704          5,112          5,112
   Interest (Note 4)................................................          16,401           13,202         48,198         35,461
   General and administrative.......................................           6,355            3,298         40,683         31,039
                                                                           ----------          -------        -------        ------
                                                                              24,460           18,204         93,993         71,612
                                                                           ----------          -------        -------        ------

Income (Loss) from operations.......................................          95,162          (18,204)        25,629        (71,612)

Equity in net income of Local Limited
 Partnerships (Note 3)..............................................           1,264           14,711         10,056         33,237
                                                                           ----------         --------     ----------      --------

Net income (loss)...................................................       $  96,426        $  (3,493)     $  35,685      $ (38,375)
                                                                           ----------       ----------   ------------     ---------

Net income (loss) allocated to General
 Partners...........................................................       $   4,821        $    (175)     $   1,784      $  (1,919)
                                                                           ----------       ----------     ----------     ---------

Net income (loss) allocated to Limited
 Partners...........................................................       $  91,605        $  (3,318)     $  33,901      $ (36,456)
                                                                           ----------       ----------     ----------     ---------

Net income (loss) per Unit of Limited
 Partnership Interest...............................................       $    3.58        $    (.13)      $   1.32      $   (1.42)
                                                                           ----------       ----------      ---------    ----------




   The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

                                                                                                 September 30,          December 31,
                                                                                                     1995                 1994
                                                                                                 (Unaudited)            (Audited)
ASSETS


Cash and cash equivalents............................................................           $    95,617            $      -
Investments in Local Limited Partnerships (Note 3)...................................             1,620,062              1,615,118
                                                                                                ------------           -----------
                                                                                                $ 1,715,679            $ 1,615,118
                                                                                                ------------        --------------

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accounts payable and accrued expenses.............................................               430,417                398,543
   Loans payable to affiliate (Note 4)...............................................               666,273                633,271
                                                                                                ------------           -----------
                                                                                                $ 1,096,690            $ 1,031,814
                                                                                                ------------           -----------

Partners' Capital:
   Limited Partners
      Units of  Limited  Partnership  Interest,  $1,000  stated  value per Unit;
       25,676 units authorized, and 25,609
           units issued and outstanding .............................................             1,688,336              1,654,435

General Partners.....................................................................            (1,069,347)            (1,071,131)
                                                                                                ------------           -----------
                                                                                                    618,989                583,304

  The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For The Nine Months Ended
September 30, 1995 and 1994 (Unaudited) (Note 1)                1995          1994

Cash flows from operating activities:

   Net income (loss).................................................................        $  35,685            $  (38,375)
   Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
     Amortization......................................................................          5,112                 5,112
     Equity in net income of Local Limited
       Partnerships....................................................................        (10,056)              (33,237)
       Income from Local Limited Partnership cash
      distribution.....................................................................       (119,622)                 -

    Changes in assets and liabilities:
       Increase in accounts payable and accrued
        expenses.......................................................................         31,874                35,462
                                                                                             ----------           ----------

   Net cash used in operating activities...............................................        (57,007)              (31,038)
                                                                                             ----------           ----------

   Cash flow from investing activities:
     Cash distributions from Local Limited Partnerships................................        119,622                  -
                                                                                             ----------               ---

Cash flows from financing activities:

   Proceeds from loan payable..........................................................         33,002                31,038
                                                                                             ----------              -------

      Net increase in cash and cash equivalents........................................         95,617                  -

Cash and cash equivalents, beginning of period.........................................            -                    -
                                                                                             ----------             -----

Cash and cash equivalents, end of period...............................................      $  95,617            $     -
                                                                                             ----------           ----------



  The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                             UNITS OF
For the Nine Months Ended                                     LIMITED            GENERAL              LIMITED
September 30, 1995 and 1994                                 PARTNERSHIP         PARTNERS'            PARTNERS'           TOTAL
(Unaudited (Note 1)                                           INTEREST           CAPITAL              CAPITAL           CAPITAL
-------------------                                           ---------        ----------            ---------         ----------


Balance December 31, 1994............................        25,646            $(1,071,131)          $1,654,435        $  583,304
Retirement of units..................................           (37)                  -                    -                 -
Net Income..........................................           -                     1,784               33,901            35,685
                                                              ------         --------------         ------------       ----------
Balance September 30, 1995...........................        25,609            $(1,069,347)          $1,688,336        $  618,989
                                                          ----------           ------------          -----------       ----------


Balance December 31, 1993............................        25,646            $(1,067,731)          $1,719,040        $  651,309
Net loss.............................................           -                   (1,919)             (36,456)          (38,375)
                                                                ----         --------------         ------------       ----------
Balance September 30, 1994...........................        25,646            $(1,069,650)          $1,682,584        $  612,934
                                                          ----------           ------------          -----------       ----------





   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)


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

NOTES TO FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)
(Continued)


4.    LOANS PAYABLE TO AFFILIATE

      Beginning in 1986, the Partnership depleted its available reserves and as a result borrowed amounts from First Winthrop Corporation ("First Winthrop") to pay operating expenses and fund operating deficits at properties owned by the Local Limited Partnerships. The borrowings from First Winthrop bear interest at the prime rate (8.75% at September 30, 1995) plus 1%. The Partnership accrued interest expense of $48,198 and $35,461 to First Winthrop during the nine months ended September 30, 1995 and 1994, respectively. The Partnership will meet its interest payments and repay First Winthrop's loans from cash flow generated by the Local Limited Partnerships or from the proceeds of any sales of real estate owned by the Local Limited Partnerships.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

      Net income for the nine months ended September 30, 1995 was $35,685 compared to a net loss of $38,375 for the nine months ended September 30, 1994. This was due primarily to increased income from Local Limited Partnership cash distributions (Candlewood & Lynnwood Park). Candlewood was able to make a cash distribution to the Partnership which represented its remaining cash balances after the sale of the property through foreclosure in January 1995. Lynnwood, which is now generating positive cash flow, was able to make a cash distribution to the Partnership as payment of accrued fees due to the local general partner has been made.

      Two properties, The Villas and Windscape, had previously defaulted on their mortgage obligations. Currently, both properties are operating under provisional workout arrangements with HUD. The workout arrangements are both effective February 1, 1995 through January 31, 1996. In May 1995, HUD informed the local general partner of Windscape that the mortgage will be included in an auction to be held in the fall of 1995. The local general partner is currently corresponding with HUD to request the Modification Agreement be executed prior to the sale of the loan to a new mortgagee. The Modification Agreement essentially allows the mortgagor to recast any delinquent and/or unpaid principal and interest at 7.5% if certain conditions are met.

      Shadowbrook's workout agreement with HUD expired in December 1992. The Partnership was unable to secure an extension of the workout agreement. The mortgage note was recently sold in an auction by HUD. The Partnership will attempt to negotiate a workout agreement with the new mortgagee.

      Stonewood defaulted on its mortgage in July 1991 but was unable to negotiate a workout agreement with HUD. Stonewood's mortgage note was sold to a new mortgagee in May 1995. Efforts are currently being made to negotiate a workout agreement with the new mortgagee.

      The five remaining properties met their financial obligations during the nine months ended September 30, 1995, but did not generate sufficient revenue to distribute any cash flow to the Partnership.

      The Partnership requires cash to pay general and administrative expenses. All cash requirements are satisfied by Partnership income and loans from First Winthrop.

      Variations for future interim periods will occur as the operating results of the Local Limited Partnership's change and as the Partnership sells its interests in Local Limited Partnerships and the gains or losses are recognized.

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

September 30, 1995 (Unaudited).......................


1. Statement of Cash Available for Distribution for the three months ended September 30, 1995:


Net income.......................................................................................           $  96,426
   Add:   Amortization...........................................................................               1,704
             Equity in net income of Local Limited Partnerships..................................              (1,264)
             Cash added to reserves..............................................................             (96,866)
                                                                                                             --------

Cash Available for Distribution..................................................................            $   -
                                                                                                             --------


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 1995:



Entity Receiving                                                                        Form of
 Compensation                                                                        Compensation              Amount

First Winthrop Corporation                                       Interest on Loans to Partnership             $16,401


All other  information  required  pursuant  to  Section  9.4 of the  Partnership
Agreement  is set  forth in the  attached  Report  on Form  10-Q or  Partnership
Report.

                                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



           WINTHROP RESIDENTIAL ASSOCIATES I,
                A LIMITED PARTNERSHIP
                    (Registrant)

           BY:  ONE WINTHROP PROPERTIES, INC.
                Managing General Partner


           BY:  /s/Anthony R. Page__________
                Anthony R. Page
                Chief Financial Officer


           BY:  /s/Richard J. McCready______
                Richard J. McCready
                Chief Operating Officer

DATED:  November 3, 1995