Form 10-K
period 1995-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1996-04-01
CIK 350903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1995                        Commission File
                                                            Number  0-10272


            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Maryland                                              04-2720493
(State of Organization)                               (I.R.S. Employer I.D. No.)

One International Place, Boston, Massachusetts                      02110
     (Address of principal executive offices)                    (Zip  Code)

         Registrant's telephone number including area code (617)330-8600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                 Title of Class

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE




 Part of the                                         Document Incorporated
 Form 10-K                                                  By Reference


    I, III Prospectus of the registrant dated May 13, 1981 as supplemented in August, June 17, 1981, August 25, 1981, March 16, 1982, March 31, 1982 and March 31,
                           1983 (the "Prospectus")

                                                      PART I

Item 1.  Business.

Development

         Winthrop Residential Associates I ("WRA I") was originally organized under the Uniform Limited Partnership Act of the State of Maryland on January 30, 1981, for the purpose of investing, as a limited partner, in other limited partnerships which would develop, manage, own, operate and otherwise deal with apartment complexes assisted by Federal, state or local government agencies ("Local Limited Partnerships") pursuant to programs which do not significantly restrict distributions to owners or the rates of return on investments in such complexes. On June 23, 1983, WRA I elected to comply with and be governed by the Maryland Revised Uniform Limited Partnership Act (the "Act") and filed its Agreement and Certificate of Limited Partnership (the "Partnership Agreement") with the Maryland State Department of Assessments and Taxation. In accordance with and upon filing its certificate of limited partnership pursuant to the Act, WRA I changed its name to Winthrop Residential Associates I, A Limited Partnership (the "Partnership").

         The General Partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation ("One Winthrop" or the "Managing General Partner"), and Linnaeus- Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership ("Linnaeus-Hampshire"). One Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. See "Change in Control".

         The Partnership was initially capitalized with contributions totaling $2,000 from its two General Partners and with contributions of $5,000 from each of the two Initial Limited Partners.

         In early 1981, the Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (Registration No. 2-70828) with respect to a public offering of 25,000 Units of limited partnership interest ("Units") at a purchase price of $1,000 per Unit (an aggregate of $25,000,000) with an additional 2,500 Units registered over and above the maximum of 25,000 Units for sale in the event that subscriptions in excess of the 25,000 Units were received. The Registration Statement was declared effective on May 13, 1981. The offering terminated in September 1981, at which time subscriptions had been received for 25,666 Units, representing capital contributions from Limited Partners of $25,666,000. Capital contributions net of selling commissions and sales registration costs were utilized to purchase interests in 16 Local Limited Partnerships and the remainder in temporary short-term investments.

Description of Business

         The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership's investment objectives and policies are described at pages 22-27 of its Prospectus dated May 13, 1981 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an exhibit and incorporated herein by this reference. The Prospectus was previously filed with the Commission pursuant to Rule 424(b).

Local Limited Partnerships

         The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. The Partnership has sold its interests in five properties: Greentree Apartments (November 1986), Marsh Cove Apartments (December 1986), Orchard Hill (October 1988), Racquet Club (May 1989), and Columbine (May 1989). A sixth property, Copperfield Apartments, was sold in 1985 by its Local Limited Partnership which provided seller financing with a second mortgage. The buyer subsequently defaulted on the second mortgage in 1988, and the Local Limited Partnership completed the reacquisition of the property in August 1991. The Partnership lost its ownership interests in The Park Apartments and Candlewood Apartments when HUD foreclosed on the Local Limited Partnerships owning those properties in August 1993 and January 1995, respectively. In addition, the Villas, Shadowbrook and Stonewood were in default. See "Defaults" below.

         The following table sets forth certain information regarding the properties owned by the nine Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment complexes:

                                                 Number                              Principal     Mortgage
                                       Date  of  of                Equity            Amount of    Interest   Amortization
      Property                      Acquisition  Units             Payments(1)     Mortgage(2)       Rate     Period(3)
1.          Shadowbrook Apartments   5/07/81     336          $    2,224,800   $    8,254,800     7-1/2%       40 years
             New Orleans, LA(5)(7)

2.           The Villas Apartments   6/05/81     136               957,500          3,782,000     7-1/2%       40 years
             Amarillo, TX(4)(5)(6)

3.                Heritage Hills     4/27/82     181               1,750,000        7,287,000     7-1/2%       40 years
             Townhouses Section II
                   Glen Burnie, MD

4.        Lynnwood Park Apartments   9/28/81     152               550,000          4,773,300     7-1/2%       40 years
                       Raleigh, NC

5.            Stonegate Apartments   8/04/81     156              1,083,000        4,648,600     7-1/2%        40 years
                       Holland, MI

6.       Albany Landing Apartments   4/02/82     120               800,000          3,131,900     7-1/2%       40 years
                       Decatur, AL

7.        College Green Apartments  11/30/81     138               727,500          3,126,700     7-1/2%       40 years
                    Wilmington, NC

8.            Stonewood Apartments   3/25/82     100               824,000          2,817,600     9-3/4%       40 years
                 Durham, NC (5)(7)

9.          Copperfield Apartments   8/22/91     120             1,475,000          1,029,000     7-1/2%       30 years
                                                 -----             ------------   -----------
                      Columbia, SC

T  O  T  A  L  S:                               1,439       $   10,391,800      $  38,850,900


(1) Equity Payments do not include fees paid to Winthrop Financial Co., Inc. ("Winthrop Financial"), an affiliate of the General Partners, for services rendered to local general partners. Equity Payments plus the fees paid to Winthrop Financial by the local general partners constitute the Partnership's capital contributions to the Local Limited Partnerships.

(2) Represents the mortgage amount or mortgage commitment as of the time the Partnership acquired its interest in the Local Limited Partnership.

(3) Represents the full term or the remaining term of the mortgage, as the case may be, at the time the Partnership acquired its interest in the Local Limited Partnership.

(4)   The mortgage is held by HUD.

(5)   This property is managed by Winthrop Management, an affiliate of WFA.

(6) The temporary work-out agreement which this Local Limited Partnership had with HUD has expired, and the Local Limited Partnership is now in default under the terms of its original mortgage. See Defaults, below.

(7) This Local Limited Partnership's mortgage was sold by HUD. See Defaults, below.


      As of March 15, 1996, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

      The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last five years, where that data is available to the Partnership.

          Average Occupancy Rate/Average Rental Rate Per Apartment Unit

 Property                                1995                1994             1993           1992               1991

1.  Shadowbrook Apartments              89%/$432           90%/$419           92%/$395     97%/$367            97%/$351

2.  The Villas Apartments               97%/$431           94%/$431           95%/$402     94%/$404            85%/$418

3.  Heritage Hill Townhouses            92%/$663           96%/$646           93%/$628     91%/$628             (1)

4.  Lynnwood Park Apartments            99%/$505           96%/$478           96%/$463     96%/$449            94%/$421

5.  Stonegate Apartments                95%/$509           95%/$497           92%/$496     78%/$483            73%/$479

6.  Albany Landing Apartments           93%/$387           98%/$367           94%/$374     91%/$371            88%/$369

7.  College Green Apartments            99%/$440           99%/$414           98%/$403     96%/$379            93%/$368
8.  Stonewood Apartments                92%/$542           96%/$516           96%/$499     96%/$481            96%/$472

9. Copperfield Apartments               95%/$456           93%/$440           93%/$431     91%/$423             (1)
- -------------------------------

(1)  Figures are not available to the Partnership.


       Descriptions of the interests in Local Limited Partnerships and the terms upon which the Partnership acquired them are set forth at pages 33-36 of the Prospectus under the caption "Initial Investment," pages 1-9 and 15-27 of the Supplement to the Prospectus dated June 17, 1981 (the "June 17, 1981
Supplement"), pages 1-11 of the Supplement to the Prospectus dated August 25, 1981 (the "August 25, 1981 Supplement"), pages 2-3 of the Partnership's Current Report on Form 8-K filed March 16, 1982 under the caption "Acquisition or Disposition of Assets," pages 8-13 of the Partnership's Annual Report on Form 10-K filed March 31, 1982 under the caption "Item 1. Business," and pages 8-11 of the Partnership's Annual Report on Form 10-K filed March 31, 1983 under the caption "Item 1. Business," all of which descriptions are attached hereto as exhibits and incorporated herein by this reference. The June 17, 1981 Supplement was filed with the Commission as Post-Effective Amendment No. 1 to the Partnership's Registration Statement
on Form S-11. (Registration No. 2-70828) and the August 25, 1981 Supplement was filed with the Commission pursuant to Rule 424(c). See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Financial Statements included as a part of this Annual Report for additional information concerning the properties, all of which information is incorporated herein by this reference.

Defaults

       As noted above, the Partnership holds limited partnership interests in Local Limited Partnerships which own apartment properties, all of which were originally financed with HUD- insured first mortgages. If a Local Limited Partnership defaults on a HUD-insured mortgage, the mortgagee can assign the defaulted mortgage to HUD and recover the principal owed on its first mortgage from HUD. HUD, in its discretion, may then either (i) negotiate a workout agreement with the Local Limited Partnership, (ii) sell the mortgage to another lender, or (iii) pursue its right to transfer the ownership of the property from the Local Limited Partnership to HUD through a foreclosure action. The objective of a workout agreement between an owner and HUD is to secure HUD's sanction of a plan which, over time, will cure any mortgage delinquencies. While a workout agreement is effective and its terms are being met, HUD agrees not to pursue any remedies available to it as a result of the default. If the owner does default under the terms of the workout agreement or if HUD concludes that a property in default lacks the ability to generate sufficient revenue to cure its default, it may pursue its right to assume ownership of the property through foreclosure. HUD may also sell the mortgage to another lender. Some workout agreements terminate upon the sale of the mortgage to another lender.

       The Partnership holds ownership interests in two Local Limited Partnerships (Shadowbrook and the Villas) which are currently in default on their mortgage obligations. One other Local Limited Partnership (Stonegate), which had been in default, entered into an agreement with HUD pursuant to which the existing loan was modified. One Local Limited Partnership (Candlewood) lost its property in January 1995 in a foreclosure sale and the Local Limited Partnership (Stonewood) lost its property in a March 1996 foreclosure.

       The Local Limited Partnership owning Shadowbrook defaulted on its mortgage in November 1987, and the mortgage was subsequently assigned by the lender to HUD. HUD agreed to a two-year workout agreement which expired in December 1990. Since then, the Local Limited Partnership has submitted various proposals to HUD, all of which had been rejected by HUD. In December 1995, HUD sold the mortgage to DL Mortgage. The Local Limited Partnership has signed a pre-negotiation letter agreement with the new lender and has submitted various proposals which are currently under review by the new lender.

       The Local Limited Partnership owning The Villas defaulted on its mortgage obligation in November 1991. The lender assigned the mortgage to HUD in August 1992. In January 1995, the Local Limited Partnership negotiated a one-year Provisional Workout Arrangement which is effective from February 1, 1995 to January 31, 1996. The Local Limited Partnership submitted an extension of the agreement to HUD, which extension is currently under review by HUD. The terms of the Provisional Workout Arrangement require minimum debt service payments equal to 85% of accruing interest as well as payments for real estate taxes and a service charge.

       The Local Limited Partnership owning Stonegate defaulted on its mortgage obligation in July 1991. The lender assigned the mortgage to HUD in August 1992. In late 1994, the Local Limited Partnership negotiated its third one-year Provisional Workout Arrangement (the "Current Agreement"), effective from February 1, 1995 to January 31, 1996. On December 1, 1995, the Local Limited Partnership signed a corrected Modification of Mortgage Note and Mortgage. This modification increased the principal amount by the $442,579.41 of accrued interest, has an interest rate of 7.5% and reamortized the debt over the remaining term through December 1, 2022.

       In June 1991, Candlewood defaulted on a workout agreement that previously had been negotiated with HUD. Subsequently, a workout proposal submitted to HUD to further reduce the debt service obligations was not approved. In January 1995, HUD sold the property pursuant to a foreclosure sale. The Partnership will recognize a taxable gain in 1995 of approximately $120 per investment unit as a result of the foreclosure sale.

       The Local Limited Partnership owning Stonewood defaulted on its mortgage in February 1988, and the mortgage was assigned to HUD in September 1988. The Local Limited Partnership was unable to negotiate a workout proposal which HUD will approve. In May 1995, HUD sold the mortgage to Condor One, Inc. The Local Limited Partnership signed a pre- negotiation agreement with the new lender and submitted various proposals to the new lender all of which were rejected. The new owner of the mortgage foreclosed on its mortgage on March 14, 1996.

       All of the Local Limited Partnerships face the possibility that HUD or a new lender if HUD sells its mortgage, (collectively the "Lender") could foreclose on the properties as long as (i) the Lender and the Local Limited Partnerships have not entered into a workout agreement; (ii) there is unpaid interest and principal owed the Lender, and the Lender determines that it is unlikely that the property can generate sufficient revenue to cure the mortgage delinquency. To date, however, the Lender has allowed, with the exception of The Park, Candlewood and Stonewood, all of the Local Limited Partnerships to maintain ownership of the properties, while the Local Limited Partnerships and the Lender attempt to negotiate a plan which will allow those Local Limited Partnerships to work toward reducing the unpaid amounts.

Employees

       The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including an affiliate of the General Partners, Winthrop Management.

Change in Control

     Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), which is the sole general partner of WFA, and the general partner of Linnaeus-Hampshire, was Arthur T. Halleran, Jr. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco are currently held by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership (Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA also acquired the sole general partner interest of Linnaeus-Hampshire.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of One Winthrop resigned and Londonderry II appointed new officers and directors. See Item 10, "Directors and Executive Officers of Registrant.

Item 2.      Properties.

       Other than the interests in the Local Limited Partnerships which own properties described under Item 1 above, the Partnership does not own any property.

Item 3.      Legal Proceedings.

       The Partnership is not a party, nor are any of the Local Limited Partnerships subject, to any material pending legal proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders.   None.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                                      PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
     Matters.

       The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

       As of March 1, 1995, there were 2,884 holders of Units holding 25,585 units.

       The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 1995 or 1994.

          Item 6.   Selected Financial Data.

         The following represents selected financial data for Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                    For the Year Ended or as of December 31,
                                                          1995        1994          1993         1992            1991

Income from Local Limited
Partnership Cash Distributions                        $  119,622  $       --     $      --    $       --      $       --
Other Income                                              20,425
Income from Short-term Investments                           --   $       --     $      --    $       15      $       29
Operating Expenses                                      (116,825)     (93,815)      (94,749)     (97,942)       (104,057)
Equity in (Loss) Income of
Local Limited Partnerships                            $   (3,927) $    25,810    $   29,454   $  (64,140)     $ (269,777)
Net (Loss) Income                                     $   19,295  $   (68,005)   $  (65,294)  $  162,067      $ (373,805)

Net Loss per weighted average
Unit of Limited Partnership
Interest Outstanding                                  $     0.72  $    (2.52)    $    (2.42)  $    (6.00)     $  (13.83)
Total Assets                                          $1,715,728  $1,615,118     $1,596,124   $1,573,486      $1,644,442
Investments in Local Limited
Partnerships                                          $1,604,375  $1,615,118     $1,596,124   $1,573,486      $1,644,442
Equity payments due to Local
Limited Partnerships                                           0  $        0     $        0   $        0      $        0

Total Cash  Distributions per Unit of Limited  Partnership  Interest,  including amounts distributed or to be distributed after year end
with respect to 1991 through 1995:                            0   $        0     $       0    $        0      $        0




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Reserves

       As of March 15, 1996, the Partnership retained an equity interest in 8 Local Limited Partnerships. The Partnership follows the equity method of accounting for these interests and recognizes its proportionate share of income and losses incurred by the Local Limited Partnerships. Through 1990, the recognition of losses decreased due to two factors. First, certain properties have reached break even operations. Second, losses which would cause the investment account of a property to become negative are not recognized since the Partnership has no obligation to fund them. To date, the recognition of $19,429,468 of the Partnership's equity in losses has been deferred. In 1995, $729,425 of such losses were deferred. As of 1989, the Partnership ceased recognizing losses in certain properties because the Partnership's investment account in certain of the Local Limited Partnerships had been reduced to zero. In the event the Partnership's investment account in a Local Limited Partnership is increased, then the Partnership will be able to recognize losses in that Local Limited Partnership until the investment therein is again reduced to zero. In 1990 and 1991, the Partnership recognized losses from two of the Local Limited Partnerships as a result of a revaluation of the collateral under the Wrap Mortgage for Copperfield and an operating deficit advance made to Candlewood in 1990 and 1991. The equity method of accounting is used solely for financial reporting purposes; all losses continue to be recognized for tax purposes. In 1991, the equity in losses was significantly increased because of the recognition of $308,049 of losses from the Local Limited Partnership that owns Copperfield due to a determination that the property was worth less than the reacquisition price. In 1992, the only equity in loss which was recognized was for the Local Limited Partnership owning Copperfield due to its positive investment balance. In 1993, equity in income from the Local Limited Partnership owning Copperfield was recognized.

       Between 1994 and 1995, the Partnership sustained a decrease in its investment in the Local Limited Partnerships in the amount of $10,743. This change in its investment is attributable to two factors. First, the Partnership's investment was decreased by $3,927 representing its share of the equity in income available from a Local Limited Partnership (Copperfield). Second, the Partnership's investment was reduced by $6,816 representing the amortization of goodwill and capitalized costs.

       The tax losses of the Partnership will decrease over time since the advantages of accelerated depreciation taken by the Local Limited Partnerships are greatest in the earlier years. Also, the deductions for mortgage interest expenses will steadily decrease as the principal amounts of the mortgage loans are amortized.

     The  Partnership  requires  cash  to pay  its  general  and  administrative expenses or to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans from First Winthrop. (See the first and second paragraphs of Item 13(a) for a discussion of the First Winthrop loans.) The Partnership will be unable to repay its indebtedness to First Winthrop, the accrued interest on that indebtedness or to fully fund its general and administrative expenses until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership, or (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price sufficient to provide net sales proceeds to the Partnership. In addition, any future contributions by the Partnership to the Local Limited Partnerships would have to be funded by additional First Winthrop loans. Should First Winthrop fail to provide additional loans to the Partnership, the Partnership would be unable to meet its general and administrative expenses. First Winthrop has no obligation to fund these loans and there can be no assurance that if such loans were needed, First Wintrhop would provide such amounts.

       The Partnership does not intend to make advances to fund future operating deficits incurred by any Local Limited Partnership, but retains its prerogative to exercise a business judgment to reverse this position if circumstances change. Moreover, the Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

Results of Operations

       A number of the properties owned by the Local Limited Partnership in which the Partnership has invested have operated at a deficit for many years due to their location in areas with weak economies or overbuilt rental markets. Five Local Limited Partnerships have defaulted on their mortgage obligations, Candlewood, Stonegate, The Villas, Shadowbrook and Stonewood. Candlewood was foreclosed on by HUD in January 1995, and Stonewood was foreclosed on by its new lender in March 1996. See Item 1, "Business - Defaults".

       The five remaining properties met their financial obligations but did not generate sufficient revenue to distribute any cash flow to the Partnership.

        College Green operated at break even in 1995; therefore no cash distributions will be made to the Partnership in 1996. Cash flow generated in 1993 and 1994 was held as cash reserves by the Local Limited Partnership owning College Green.

       Revenues and expenses at Heritage Hill during 1995 were even as compared to positive cash flow in 1994. No cash distributions were made to the Partnership in 1994 or 1993.

       Copperfield generated positive cash flow during 1995 and 1994. The Local Limited Partnership has not yet determined the amount of distributions, if any, based on 1995 operations. Cash flow generated in 1994 and 1993 was held as cash reserves by the Local Limited

Partnership.  No cash distribution was made in 1995 from 1994 operations.

       Lynnwood generated positive cash flow during 1995 and 1994. The 1995 cash flow was distributed to partners with the Partnership receiving its $100,973 share of such cash flow in March 1996. Cash flow generated in 1994 was used to repay advances to the local general partner.

       Revenues and expenses at Albany Landing during 1995 were even. No cash distribution will be made to the Partnership in 1996 and none were made in 1995, 1994 or 1993 due to prior years deficit operations.

       The Local Limited Partnerships' objectives are to improve operating results for their respective properties and to obtain workout agreements for those properties that are in default on their respective mortgage obligations. If the Local Limited Partnerships which own properties in default are unable to negotiate a workout agreement with the Lender, the Local Limited Partnership may lose the property through foreclosure. Any workout agreement entered into between the Lender and the Local Limited Partnerships will have no affect on the Partnership's ability to deduct mortgage interest expense unless the Lender agrees to forgive such interest indebtedness. As of March 15, 1996, none of the Local Limited Partnerships had agreements which would forgive accrued interest. Based on the Partnership's original investment in the 8 Local Limited
Partnerships in which the Partnership currently owns an interest, the two properties currently in default without a workout agreement with HUD represent 32% of the total capital contributions made to those Local Limited Partnerships.

       The results of operations for future years may differ from those in 1995 as a result of many factors. One will be the ability of the Local Limited Partnerships which own properties in default on their mortgage obligations (Shadowbrook and the Villas) to negotiate workout agreements to modify their debt service requirements. Another will be the ability of each Local Limited Partnership to deal with the consequences of changing economic conditions that affect property operations. The Partnership's investment in Local Limited Partnerships owning rental real estate is subject to the risk involved with management and ownership of rental real estate. Vacancy levels, rental payment defaults and operating expenses are all dependent on general and local economic conditions. Shifts in the economy could result in differing operating results for each individual Local Limited Partnership.

       The Partnership's plan is to work with the Local Limited Partnerships to maintain ownership of and seek workout agreements for those properties in default on their mortgage. Although the Partnership has no ability to force a sale of properties owned by the Local Limited Partnerships, the Partnership will also work with the Local Limited Partnerships to investigate sale opportunities and will continue to work with the Local Limited Partnerships to improve the financial performance of all the properties.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

              For the Year Ended December 31, 1995

Financial Statements:

Report of Independent Public Accountants

Balance Sheets as of December 31, 1995 and 1994

Statements of Operations for the Years Ended December 31, 1995, 1994
       and 1993

Statements of Changes in Partners' Capital for the Years Ended
       December 31, 1995, 1994 and 1993

Statements of Cash Flow for the Years Ended December 31, 1995, 1994
       and 1993

Notes to Financial Statements


Financial Statement Schedules:

III - Real Estate and Accumulated Depreciation of Property Held by Local Limited Partnerships as of December 31, 1995

All schedules prescribed by Regulation S-X other than the one indicated above have been omitted as the required information is inapplicable or the information is presented elsewhere in the financial statements or related notes.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP (a Maryland limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note 2). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III, listed in the index to the financial statements, is the responsibility of WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                       ARTHUR ANDERSEN LLP
Boston, Massachusetts
March 20, 1996

BALANCE SHEETS

- -------------------------------------------------------------------------------------------
December 31, 1995 and 1994                                           1995          1994
- ---------------------------------------------------------------------------------------
ASSETS

Cash    ..............................................................................          $   111,353    $     -
Investments in Local Limited Partnerships (Note 4)....................................            1,604,375      1,615,118
                                                                                                --------------------------
                                                                                                $ 1,715,728    $ 1,615,118
                                                                                                ==========================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued expenses (Note 3)......................................          $   446,856     $   398,543
  Loans payable - Affiliate (Note 3)..................................................              666,273         633,271
                                                                                                  1,113,129       1,031,814
Commitments and Contingencies (Note 7)

Partners' Capital:
  Limited Partners
    Units of Limited Partnership Interest,  $1,000 stated value per unit; 25,676 units  authorized;  25,595 units issued and  outstanding at December 31,
        1995 and 25,646 units issued and outstanding
        at December 31, 1994..........................................................            1,672,765      1,654,435

  General Partners....................................................................           (1,070,166)    (1,071,131)


                                                                                                    602,599        583,304
                                                                                                $ 1,715,728    $ 1,615,118



The accompanying notes are an integral part of these financial statements.


STATEMENTS OF OPERATIONS

- -------------------------------------------------------------------------------------------
For the Years Ended
December 31, 1995, 1994 and 1993                                             1995           1994          1993
- ----------------------------------------------------------------------------------------------------------------------------------

Income from local Limited Partnership
  cash distribution                                                       $ 119,622     $     -        $      -
Other Income                                                                 20,425           -               -
                                                                          -------------------------------------
                                                                            140,047           -               -
                                                                          -------------------------------------

Expenses:
   Amortization..............................................                 6,816          6,816        6,816
   Interest (Note 3).........................................                64,521         49,795       40,306
    General and administrative...............................                45,488         37,204       47,626
                                                                            116,825         93,815       94,748
                                                                   --------------------------------------------


Income (loss) from operations................................                23,222        (93,815)     (94,748)

Equity in (loss) income of Local Limited
 Partnerships ...............................................                (3,927)        25,810        29,454
                                                                          ----------------------------------------------


Net income (loss)............................................             $  19,295      $ (68,005)  $   (65,294)
                                                                          =======================================================


Net income (loss) allocated to General Partners                           $     965      $  (3,400)  $    (3,265)
                                                                          ======================================


Net income (loss) allocated to Limited
 Partners....................................................             $  18,330      $ (64,605)  $   (62,029)
                                                                          =======================================


Net income (loss) per unit of Limited
 Partnership Interest........................................             $    0.72      $   (2.52)  $     (2.42)
                                                                          =======================================






















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

- ------------------------------------------------------------------------------------------
                                                              UNITS OF
                                                              LIMITED     GENERAL      LIMITED
For the Years Ended                                          PARTNERSHIP   PARTNERS'    PARTNERS'      TOTAL
December 31, 1995, 1994 and 1993                              INTEREST     CAPITAL      CAPITAL      CAPITAL
- -----------------------------------------------------------------------------------------

Balance, December 31, 1992...............................       25,661  $(1,064,466)   $1,781,069    $716,603
Retirement of units......................................          (15)

Net loss.................................................                    (3,265)      (62,029)    (65,294)
                                                                ---------------------------------------------
Balance, December 31, 1993...............................       25,646   (1,067,731)    1,719,040     651,309

Net loss.................................................                    (3,400)     (64,605)     (68,005)
                                                               ----------------------------------------------
Balance, December 31, 1994 ..............................       25,646   (1,071,131)    1,654,435     583,304
Retirement of Units......................................          (51)

Net income...............................................                       965        18,330      19,295
                                                               ----------------------------------------------
Balance, December 31, 1995...............................       25,595  $(1,070,166)   $1,672,765    $602,599
                                                               ==============================================
































The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

- -------------------------------------------------------------------------------------------
For the Years Ended
December 31, 1995, 1994 and 1993                    1995            1994          1993
- --------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss).............................................    $    19,295                 $(68,005)             $ (65,294)

  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
     activities:
     Amortization...............................................          6,816                    6,816                  6,816
    Equity in loss (income) of Local Limited
     Partnerships...............................................          3,927                  (25,810)               (29,454)
    Change in assets and liabilities:
       Increase in accounts payable and accrued
        expenses................................................         48,313                   47,857                 40,850
                                                                    ----------------------------------------------------

  Net cash provided by (used in) operating
         activities ............................................         78,351                  (39,142)               (47,082)
                                                                    ------------------------------------------------------------


Cash flows from financing activities:
  Increase in loan payable......................................         33,002                   39,142                 47,082
                                                                    ----------------------------------------------------

Net increase in cash............................................        111,353                     -                     -

Cash, beginning of year.........................................           -                        -                     -
                                                                    --------------------------------------------------

Cash, end of year...............................................    $   111,353                 $   -                 $     -
                                                                    ==================================================





NOTES TO FINANCIAL STATEMENTS
December 31, 1995

1.      ORGANIZATION

Winthrop Residential Associates I, A Limited Partnership (the "Partnership"), was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes that do not significantly restrict distributions to owners or the rate of return on investments in such properties. On June 23, 1983, the Partnership elected to comply with and be governed by the Maryland Revised Uniform Limited Partnership Act. On May 22, 1984, the Limited Partners approved an amendment to the Partnership Agreement enabling the Partnership to own investments in Local Limited Partnerships where the distribution of project funds from operations or the rate of return on investments is limited. The Partnership will terminate on December 31, 2011, or sooner, in accordance with the terms of the Partnership Agreement.

2.      SIGNIFICANT ACCOUNTING POLICIES

Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting.

Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - No provision has been made for federal, state or local income taxes in the financial statements of the Partnership. Partners are required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership. The Partnership files its tax returns on the accrual basis. On May 29, 1981, the Internal Revenue Service issued a ruling that the Partnership will be classified as a partnership for federal income tax purposes.

Investments in Local Limited Partnerships - The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received or accrued. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment or until the investment balance has been written down to zero. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnership are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnerships.


3.      TRANSACTIONS WITH RELATED PARTIES

One Winthrop Properties, Inc. ("One Winthrop"), the Managing General Partner; WP Management Co., Inc. ("WP Management"), the manager of the Partnership's investments in the Local Limited Partnerships; and Winthrop Financial Co., Inc. ("Winthrop Financial") are wholly owned subsidiaries of First Winthrop Corporation ("First Winthrop"), which in turn is wholly owned by Winthrop

NOTES TO FINANCIAL STATEMENT
(Continued)

Financial Associates, a limited partnership ("WFA").

WP Management is entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. No fees were earned in 1995, 1994 or 1993.

The General Partners are entitled to 5% of Cash Available for Distribution. No distribution was paid or accrued to the General Partners in 1995, 1994 or 1993.

The Partnership has depleted its available reserves and, as a result, borrows amounts from First Winthrop to pay operating expenses and fund operating deficits at properties owned by the Local Limited Partnerships. The borrowings from First Winthrop bear interest at the prime rate (8.5% at December 31, 1995) plus 1%. The accrued interest payable to First Winthrop is $446,854 and $382,333 at December 31, 1995 and 1994, respectively. The Partnership will repay First Winthrop's loans from cash flow generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited
Partnerships. Due to the nature of these loans, it is not practicable to estimate their fair value because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership.

During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

4.      INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 1995, the Partnership has Limited Partnership equity interests in nine Local Limited Partnerships that own fully operating apartment complexes. These Local Limited Partnerships have outstanding mortgages totaling $36,974,317, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

NOTES TO FINANCIAL STATEMENTS
(Continued)

During 1995, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 1995, the net cumulative operating deficit advanced to the local Limited Partnerships was $3,249,248, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,085 of these investments as operating deficit advances and $898,411 as capital contributions. The remaining $137,752 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership.

The investment balance in Local Limited Partnerships as of December 31, 1995 and 1994 is as follows:


                                                                                                  1995
                                                                           1994                 Activity              1995
Equity payments........................................................$ 21,225,748                                $21,225,748
Additional investments made to and recognized
    as operating deficit advances by the Local
    Limited Partnerships...............................................   2,213,085                                  2,213,085
Additional investments made to purchase
    interests in a Local Limited Partnership...........................     137,752                                    137,752
Capitalized costs......................................................     557,365                                    557,365
Cash distributions from Local Limited
 Partnerships..........................................................  (1,859,848)                                (1,859,848)
Amortization of the capitalized costs and the
   costs in excess of the Partnership's initial
   basis in the net assets of the Local Limited
   Partnerships........................................................    (689,006)              (6,816)             (695,822)
Equity in loss of Local Limited Partnerships,
   net of equity in income and gains from sale
   of real estate...................................................... (19,969,978)              (3,927)          (19,973,905)
                                                                        -----------                                -----------
Investments per balance sheet..........................................   1,615,118                                  1,604,375
  Difference in basis (including equity
   payments paid or accrued to a partner of
   a Local Limited Partnership
    totaling $1,737,752)...............................................  (1,748,945)                                (1,748,945)
Additional investments made to and recognized
   as operating deficit advances by the Local
   Limited Partnerships................................................  (2,213,085)                                (2,213,085)
Additional investments made to purchase
   interests in a Local Limited Partnership............................    (137,752)                                  (137,752)
Sale of interest in Local Limited
   Partnerships........................................................     561,987                                    561,987
Foreclosure of Local Limited Partnership...............................   2,775,142            2,748,216             5,523,418
Capitalized costs......................................................    (557,365)                                  (557,365)
Amortization of the capitalized costs and the
   costs in excess of the Partnership's initial
   basis in the net assets of the Local Limited
   Partnerships........................................................     689,006                6,816               695,822
Equity in loss of Local Limited
  Partnerships not recognizable under the
   equity method of accounting (Note 2)................................ (18,700,043)            (729,425)          (19,429,468)
                                                                        -----------                                -----------
Equity per Local Limited Partnerships'
   combined financial statements.......................................$(17,715,937)                               $(15,701,013)
                                                                       ============                                 ============


NOTES TO FINANCIAL STATEMENTS
(Continued)

The combined  balance sheets of the Local Limited  Partnerships  at December 31,
1995 and 1994 are as follows:
                                                                             1995                  1994
   ASSETS

   Real estate, at cost:
        Land.................................................             $ 2,639,839           $ 2,916,310
        Buildings, net of accumulated depreciation
         of $21,425,937 and $21,485,262 in 1995 and
         1994, respectively..................................              19,152,057            22,278,821
   Cash and cash equivalents.................................               1,503,469             1,091,324
   Other assets, net of accumulated amortization
   of $815,248 and $1,216,564 in
   1995 and 1994, respectively...............................               2,222,900             2,438,950
                                                                          -----------           -----------
   Total Assets..............................................             $25,518,265           $28,725,405
                                                                          ===========           ===========

   LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:
    Notes payable............................................             $   980,960           $ 1,092,235
    Operating deficit loans payable to
     Winthrop Residential Associates I.......................               1,019,723             1,499,613
    Mortgage notes payable...................................              36,974,317            40,088,894
    Accounts payable and accrued expenses....................               5,195,057             6,789,448
                                                                          -----------           -----------
                                                                           44,170,057            49,470,190
                                                                          -----------           -----------

   Partners' Capital:
     Winthrop Residential Associates I.......................             (15,701,013)           (17,715,937)
     Other partners..........................................             (2,950,779)             (3,028,848)
                                                                       ------------             ------------
                                                                         (18,651,792)            (20,744,785)
                                                                       ------------             ------------
   Total liabilities and Partners' capital                              $ 25,518,265            $ 28,725,405
                                                 ============       ============

The combined  statements of  operations  of the Local  Limited  Partners for the years ended December 31, 1995, 1994 and 1993 are as follows:
                                                                       1995                1994                 1993
   Revenues:
        Rental income........................................       $ 7,909,125         $ 8,075,975        $ 7,772,511
        Other income.........................................             584,312           358,064            320,870
                                                                    --------------------------------------------------
                                                                      8,493,437           8,434,039          8,093,381
                                                                    --------------------------------------------------
   Expenses:
        Interest.............................................         2,950,593           3,140,874          3,287,940
        Depreciation and amortization........................         1,645,981           1,740,601          1,765,922
        Taxes and insurance..................................           871,380           1,009,241            878,277
        Management and administration fees...................             442,260           476,466            432,616
        Repairs and maintenance..............................         1,682,064           1,532,277          1,348,938
      General and administrative.............................         1,615,181           2,054,185          2,092,710
                                                                    --------------------------------------------------
                                                                      9,207,459           9,953,644          9,806,403
                                                                    --------------------------------------------------

  Gain on sale of property...................................         2,825,692               -                 -
                                                                    ---------------------------------------------------------

   Net income (loss).........................................       $ 2,111,670         $(1,519,605)       $(1,713,022)
                                                                    ==================================================

   Net income (loss) allocated to
   Winthrop Residential Associates I.........................       $ 2,030,703         $(1,456,701)       $(1,613,055)
                                                                    ==================================================

   Net income (loss) allocated to
   other partners............................................       $      80,967       $   (62,904)       $   (99,967)
                                                                    ==================================================



       NOTES TO FINANCIAL STATEMENTS
       (Continued)

5.      TAXABLE INCOME

The Partnership's taxable income for 1995 differs from the net income for financial reporting purposes primarily due to accounting differences in the recognition of amortization, equity losses and gain on foreclosure incurred by the Local Limited Partnerships. The taxable income for 1995 is as follows:

     Net income for financial reporting purposes...............................              $    19,295

     Plus:  Amortization of the capitalized costs and
                the costs in excess of the Partnership's
                initial basis in the net assets of the
                 Local Limited Partnerships....................................                    6,816

            Tax gains in excess of gains for financial
                reporting purposes (due primarily to
                  gain on foreclosure).........................................                3,123,069

     Less:  Equity in Local Limited Partnerships'
                 losses for financial reporting purposes
                 not recognizable under the equity
                 method of accounting (Note 2).................................                 (729,425)
                                                                                              ----------

   Taxable income..............................................................              $ 2,419,755
                                                                                             ===========

6.      FORECLOSURE OF REAL ESTATE

During 1993, the general partner of The Park, in which the Partnership owns a limited partnership interest, was notified that the United States Department of Housing and Urban Development (HUD) foreclosed on its mortgage in August 1993. The Partnership's investment in The Park was zero at the time of foreclosure, and it had no obligation to fund any liabilities related to The Park.

One of the Local Limited Partnership, Candlewood, was unable to negotiate a workout agreement with HUD, resulting in a foreclosure sale of the property in January 1995. The Partnership's investment in Candlewood for financial reporting purposes was zero at the time of foreclosure. The net proceeds of $104,000 received by the Partnership has been recorded as equity income in the 1995 statement of operations. For tax purposes, the Partnership recognized a gain of approximately $3,400,000 in 1995 as a result of the foreclosure.


7.      COMMITMENTS AND CONTINGENCIES

As of December 31, 1995, three Local Limited Partnerships (The Villas, Shadowbrook and Stonewood) were in default on their mortgage obligation. The Villas is presently seeking to extend the workout agreement with HUD, as the previous agreement has expired on January 31, 1996. The other two mortgage notes in default were sold by HUD to third parties during 1995, and the regulatory agreements with HUD were canceled. Shadowbrook has signed a pre-negotiation letter agreement with the new lender and has submitted various proposals which are currently under review by the new lender. Stonewood was unable to negotiate a restructuring of the loan agreement with the new lender and the mortgage was foreclosed upon on March 14, 1996 (Note 8). The Partnership is not obligated to fund operating deficits on mortgage loans at the Local Limited Partnerships.

8.      SUBSEQUENT EVENT

The mortgage for Stonewood Associates LTD. was foreclosed upon in March 1996. The Partnership's investment in Stonewood for financial reporting purposes was zero at the time of foreclosure. The Partnership will recognize a taxable gain of approximately $100 per unit of limited partnership interest in 1996 as a result of the foreclosure.

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT
- ----------------------------------------------------------------------------------------
December 31, 1995                                                           Three Months Ended      Year Ended
(Unaudited)                                                                  December 31, 1995     December 31, 1995
1.  Statement of Cash Available for Distribution:

Net income (loss)............................................                  $  (16,390)         $   19,295
Less: Charges to income not affecting cash
           available for distribution........................                     (16,470)            (11,358)
Add:  Equity in Loss of Local
      Limited Partnerships....................................                     13,983               3,927
      Added to reserves.......................................                       -                (11,864)
                                                                               -------------------------------

Cash Available for Distribution...............................                 $     -             $      -
                                                                               ----------------------------


2. Fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, during the three months ended December 31, 1995:

Entity Receiving                       Form of
 Compensation                          Compensation                             Amount
First Winthrop Corporation             Interest on Loans to Partnership         $16,324



                       WINTHROP RESIDENTIAL ASSOCIATES I,
                              A LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                                DECEMBER 31, 1995
                                  SCHEDULE III
                    Initial cost to Local Limited Partnership
                 and gross amount at which it was carried as of
                         December 31, 1995 (A, B and C)



                                                                                                                   Accumulated
                                                                                                                   Depreciation
Description                          Number                                                                        as of
and Ownership                         of         Outstanding                    Buildings and                      December 31,
Percentage                           Apts.       Encumbrance          Land      Improvements          Total          1995 (D)
- ----------                           -----       -----------          ----      ------------          -----        ----------
Louisiana Housing Partners
New Orleans, LA - 96%                   336        $ 8,072,430     $  914,000      $ 8,349,631       $ 9,263,631      $ 4,253,962

The Villas Ltd.
Amarillo, TX - 99%                      136          3,574,274        140,871        4,207,543         4,348,414        2,351,531

Stonegate Apartments
 Limited Partnership
Holland, MI - 93%                       156          4,958,539        162,000        4,630,814         4,792,814        2,688,891


Lynndale Apartments, Ltd.
Raleigh, NC - 50%                       152          4,297,443        175,529        4,244,800         4,420,329        2,477,654

College Green Limited
 Partnership
Wilmington, NC - 95%                    138          2,862,951        102,000        3,473,861         3,575,861        2,046,106

First Investment Limited
 Partnership I (E)
Columbia, SC - 90%                      120            847,974        193,500        2,746,220         2,939,720          480,663

Stonewood Associates, Ltd.
Durham, NC - 96%                        100          2,788,098        183,062        3,193,649         3,376,711        1,722,082


Cedar Lake, Ltd.
Decatur, AL - 98.93%                    120          2,875,673        155,377        3,191,765         3,347,142        1,744,332

Washington Square Limited
 Partnership
Glen Burnie, MD - 89%                   181          6,696,935        613,500        6,539,711         7,153,211        3,660,716
                                      -----         ----------      ---------       ----------        ----------       ----------

                                      1,439        $36,974,317     $2,639,839      $40,577,994       $43,217,833      $21,425,937
                                      =====        ===========     ==========      ===========       ===========      ===========

                                               Depreciation

Description                         Construc-         Date       Depre-
and Ownership                        tion           interest     ciable
                                    Period          Acquired      Life
Louisiana Housing Partners
New Orleans, LA - 96%            10/80-12/82         5/7/81     10-25yrs.

The Villas Ltd.
Amarillo, TX - 99%                4/81-4/82          6/5/81      10-25yrs.

Stonegate Apartments
 Limited Partnership
Holland, MI - 93%                 3/81-2/82          8/4/81      10-25yrs.


Lynndale Apartments, Ltd.
Raleigh, NC - 50%                 3/81-5/82           9/28/81    10-25yrs.

College Green Limited
 Partnership
Wilmington, NC - 95%             8/81-10/82        11/30/81      10-25yrs.

First Investment Limited
 Partnership I (E)
Columbia, SC - 90%                    N/A          N/A             N/A

Stonewood Associates, Ltd.
Durham, NC - 96%                   3/82-2/83       3/25/82    10-25yrs.


Cedar Lake, Ltd.
Decatur, AL - 98.93%               3/82-4/83        4/2/82    10-25yrs.

Washington Square Limited
 Partnership
Glen Burnie, MD - 89%              4/82-11/82       4/27/82    10-25yrs.




(A) Substantially all project costs, including costs such as construction period interest and various fees, are capitalized as part of the cost of the properties. these costs are amortized over the lives of the related assets.

(B) The total cost of land and buildings and improvements less accumulated depreciation at December 31, 1995 for federal income tax purposes is $10,757,506.

(C)  Reconciliation of Cost:
             Balance as of December 31, 1994..........         $ 46,680,393
             Property Sold............................         (  3,809,257)
             Additions during 1995, net of deletions..              346,697
                                                               ------------
             Balance as of December 31, 1995............       $ 43,217,833
                                                               ============


(D)  Reconciliation of Accumulated Depreciation:
             Balance as of December 31, 1994............       $ 21,485,262
             Property Sold..............................       (  1,663,149)
             Depreciation Expense in 1995, net of deletions       1,603,824
                                                               ------------
             Balance as of December 31, 1995...............    $ 21,425,937
                                                               ============

(E) The Local Limited Partnership sold its real estate on December 30, 1985 and received cash and a note receivable. The property was reacquired by the Local Limited Partnership on October 15, 1991.






All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached financial statements and related notes or Annual Partnership Report.



Item 9. Changes in and  Disagreements  on Accounting  and Financial  Disclosure.
     None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

(a) and (b) Identification of Directors and Executive Officers. Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1996, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:


                                                     Has Served as
                        Position Held with the       a Director or
  Name and Age          Managing General Partner     Officer Since

Michael L. Ashner       Chief Executive Officer      1-96
                        and Director

Ronald J. Kravit        Director                     7-95

W. Edward Scheetz       Director                     7-95

Richard J. McCready     President and
                        Chief Operating Officer      7-95

Jeffrey D. Furber       Executive Vice President     1-96
                        and Clerk

     Anthony R. Page Chief Financial Officer 8-95
                        Vice President and
                        Treasurer

Peter Braverman         Senior Vice President        1-96

       (c)    Identification of Certain Significant Employees.   None.

       (d)    Family Relationships.   None.

     (e) Business Experience. The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

         Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Ronald Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993.

     Richard J. McCready, age 37, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

            Jeffrey P. Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July 1994, to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to July 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

       Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop
Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

       (f)  Involvement in Certain Legal Proceedings.   None

Item 11.  Executive Compensation.

     Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

       (a)   Security ownership of certain beneficial owners.

       The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

       Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Partner, although approval of the other General Partner, Linnaeus, is required as to all investments in Local Limited
Partnerships and in connection with any votes or consents arising out of the ownership of a Local Limited Partnership interest.

       (b)   Security ownership of management.

       None of the partners of WFA and none of the officers, directors or general partners of the General Partners, owned any Units at March 15, 1996 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 105 Units (.40%).

       (c)   Changes in control.

       There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership except as follows:

         In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II. Initial security for the Purchase Money Note includes, among other things, the partnership interests in W.L. Realty acquired by Londonderry II and the W.L. Realty partnership interest in Linnaeus. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon this security and, as result, would gain control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

       (a)  Transactions with management and others.

       The Partnership began borrowing from First Winthrop in 1986, and through December 31, 1995, has borrowed a total of $1,164,672 from First Winthrop to fund operating deficits incurred by some Local Limited Partnerships and to pay the Partnership's general and administrative expenses. Through December 31, 1995, the Partnership has repaid $498,399 to First Winthrop, leaving an outstanding loan balance of $666,273 on December 31, 1995. The following is a summary of yearly additions and payments on both the principal balance of the loan and interest that has accrued on the loan:

                   Loan              Loan           Loan            Interest         Interest         Interest
Year             Addition          Payment         Balance          Expense            Paid           Accrued
- ----             --------          -------         -------          -------          --------         -------

1986                551,459                 0         551,459          13,659               0            13,659
1987                180,000                 0         731,459          64,958          13,659            64,958
1988                 66,448           493,399         304,508          66,684               0           131,642
1989                 36,298             5,000         335,806          37,693               0           169,335
1990                 78,445                 0         414,251          42,464               0           211,799
1991                 79,663                 0         493,914          42,301               0           251,100
1992                 53,133                 0         547,047          38,131               0           292,231
1993                 47,082                 0         594,129          40,307               0           332,538
1994                 39,142                 0         633,271          49,795               0           382,333
1995                  3,302                 0         666,273          64,521               0           446,854



       The loans from First Winthrop were made pursuant to and in compliance with Section 5.3A (iv) of the Partnership Agreement. The loans between the Partnership and First Winthrop are demand loans which bear interest at Bank of Boston prime rate plus 1%. No specific repayment terms were negotiated. The Partnership intends to repay the loans when the Partnership receives cash from either cash flow or sales proceeds from a Local Limited Partnership.

       Under  the  Partnership   Agreement,   the  General  Partners  and  their
affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. The amounts of these items and the times at which they are payable to the General Partners or their affiliates are described at pages 9-12 and 31-33 of the Prospectus under the captions "Management Compensation" and "Profits or Losses for Tax Purposes and Cash Distributions," respectively, which descriptions are attached hereto as an Exhibit and incorporated herein by this reference.

       There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1995. Four properties owned by Local Limited Partnerships, Candlewood, Villas, Stonewood and Shadowbrook, paid, in the aggregate, property management fees of $141, 591 to Winthrop Management, an affiliate of WFA.

       For the year ended December 31, 1995, the Partnership allocated $45,370 of taxable income to the Managing General Partner and $75,617 to Linnaeus-Hampshire. See Note 3 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates. In addition, $64,521 of interest at the Bank of Boston prime rate plus 1% was accrued to the account of First Winthrop in 1995 on its loan to the Partnership, however no interest was paid to First Winthrop in 1995. The principal outstanding on the loan from First Winthrop was $666,273 as of December 31, 1995.

       (b)   Certain business relationships.

       The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Registrant has no business relationship with entities of which the directors of the Managing General Partner are officers, directors or 10% equity owners other than as set forth in the Registrant's response to Item 13(a).

       (c)   Indebtedness of management.   None.

       (d)   Transactions with promoters.   None.

                                                                  PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)(1)(2)  Financial Statements and Financial Statement Schedules:

                  See Item 8 of this Form 10-K for Financial Statements of the Partnership, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)  Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 27th day of March 1996.

                                            WINTHROP RESIDENTIAL ASSOCIATES I,
                                            A LIMITED PARTNERSHIP

                                            By:   One Winthrop Properties, Inc.
                                                  Managing General Partner


                            By: /s/ Michael L. Ashner
                                    Michael Ashner
                                    Chief Executive Officer

                                    Date:  March 27, 1996

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                              Title                     Date

/s/ Michael L. Ashner                    Chief Executive        March 27, 1996
    Michael L. Ashner                    Officer and Director


/s/ Ronald J. Kravit                     Director               March 27, 1996
    Ronald J. Kravit


/s/ Anthony R. Page                      Chief Financial Officer March 27, 1996
    Anthony R. Page


                                INDEX TO EXHIBITS

Exhibit  No.                    Title to Document

     3. Agreement and Certificate of Limited Partnership of Winthrop Residential Associates I, A Limited Partnership, dated as of June 23, 1983 (incorporated herein by reference to the Partner- ship's Annual Report on Form 10-K filed March 30, 1984, File No. 0-10272).

     4.   Agreement  and   Certificate   of  Limited   Partnership  of  Winthrop
          Residential Associates I, A Limited Partnership, dated as of June 23, 1983 (incorporated herein by reference to Exhibit 3 hereto).

     10. Agreement between Winthrop Residential Associates I, A Limited Partnership and The Artery Organization, Inc. (incorporated herein by reference to the Registrant's Registration Statement on Form S-11, File No. 2-70828)