Form 10QSB
period 1996-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1996-05-15
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1996

                                         OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Maryland                               04-2720493
          -------------------------------   ------------------------------------
          (State or other jurisdiction of   (I.R.S. Employer Identification No.)
          incorporation or organization)

              One International Place, Boston, MA             02110
            ----------------------------------------------------------
            (Address of principal executive office)         (Zip Code)

         Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---



                                      1 of 10

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB - MARCH 31, 1996

                        PART - I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets  (Unaudited)

                                                               March 31,     December 31,
                                                                 1996           1995
                                                              -----------    -----------
Assets

Cash                                                          $    95,000    $   111,000
Investment in Local Limited Partnerships                        1,609,000      1,605,000
                                                              -----------    -----------

     Total Assets                                             $ 1,704,000    $ 1,716,000
                                                              ===========    ===========

Liabilities and Partners' Capital

Liabilities:
     Accrued interest payable to affiliate                    $   112,000    $   447,000
     Loans payable to affiliate                                   666,000        666,000
                                                              -----------    -----------

     Total Liabilities                                            778,000      1,113,000
                                                              -----------    -----------

Partners' Capital:
    Limited Partners
      Units of Limited Partnership Interest, $1,000 stated
        value per Unit; 25,676 units authorized; and 25,595
        units issued and outstanding                            1,980,000      1,673,000

General Partners (deficit)                                     (1,054,000)    (1,070,000)
                                                              -----------    -----------

Total Partners' capital                                           926,000        603,000
                                                              -----------    -----------

Total Liabilities and Partners' capital                       $ 1,704,000    $ 1,716,000
                                                              ===========    ===========

                       See notes to financial statements.

                                     2 of 10

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB - MARCH 31, 1996



Statements of Operations  (Unaudited)


                                                      For the Three Months Ended
                                                        March 31,      March 31,
                                                          1996           1995
                                                        --------       --------

Income:

Income from Local Limited Partnership
     cash distributions                                 $350,000       $   --
Interest                                                   1,000           --
                                                        --------       --------

         Total revenues                                  351,000           --
                                                        --------       --------

Expenses:

     Amortization                                       $  2,000       $  2,000
     Interest                                             15,000         15,000
     General and administrative                           17,000          4,000
                                                        --------       --------

         Total expenses                                   34,000         21,000
                                                        --------       --------

Income (loss) from operations                            317,000        (21,000)

Equity in net income of Local Limited
  Partnerships                                             6,000         16,000
                                                        --------       --------

Net income (loss)                                       $323,000       $ (5,000)
                                                        ========       ========

Net income (loss) per Unit of Limited
  Partnership Interest                                  $  11.99       $   (.18)
                                                        ========       ========



                       See notes to financial statements.

                                     3 of 10

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB - MARCH 31, 1996



Statement of Changes in Partners' Capital  (Unaudited)

                            Units of
                            Limited       General        Limited        Total
                          Partnership    partner's      partners'     partners'
                            Interest     (deficit)       capital       capital
                          -----------   -----------    -----------   -----------


Balance - January 1, 1996      25,595   $(1,070,000)   $ 1,673,000   $   603,000


Net Income                                   16,000        307,000       323,000
                          -----------   -----------    -----------   -----------

Balance - March 31, 1996       25,595   $(1,054,000)   $ 1,980,000   $   926,000
                          ===========   ===========    ===========   ===========


                       See notes to financial statements.

                                     4 of 10

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB - MARCH 31, 1996


Statements of Cash Flows (Unaudited)
                                                      For the Three Months Ended
                                                          March 31,   March 31,
                                                            1996         1995
                                                          ---------   ---------

Cash Flows from Operating Activities:

Net income (loss)                                         $ 323,000   $  (5,000)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Amortization                                             2,000       2,000
     Equity in net income of Local Limited Partnerships      (6,000)    (16,000)

Changes in assets and liabilities:
     Increase (decrease) in accrued interest payable to
       affiliate                                           (335,000)     15,000
                                                          ---------   ---------

Net cash used in operating activities                       (16,000)     (4,000)
                                                          ---------   ---------

Cash Flows From Financing Activities:
     Proceeds from loan payable                                --         4,000
                                                          ---------   ---------

Cash provided by financing activities:                         --         4,000
                                                          ---------   ---------

Net change in cash                                          (16,000)       --

Cash, beginning of period                                   111,000        --
                                                          ---------   ---------

Cash, end of period                                       $  95,000   $    --
                                                          =========   =========

Supplemental disclosure of cash flow
  information:

     Cash paid during the period for interest             $ 335,000   $    --
                                                          =========   =========


                       See notes to financial statements.

                                     5 of 10

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB - MARCH 31, 1996

                          Notes to Financial Statements
                                   (Unaudited)


1. General

   The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

   The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

   The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. Loans Payable to Affiliate

   The Partnership has depleted its available reserves and, as a result, borrows amounts from First Winthrop to pay operating expenses and fund operating deficits at properties owned by the Local Limited Partnerships. The borrowings from First Winthrop bear interest at the prime rate (8.25% at March 31, 1996) plus 1%. The accrued interest payable to First Winthrop is $112,000 at March 31, 1996. The Partnership accrued interest of $15,000 to First Winthrop during each of the three months ended March 31, 1996 and March 31, 1995 and during the three months ended March 31, 1996 paid $350,000 of accrued interest. The Partnership will repay First Winthrop's loans from cash flow generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships.

3. Foreclosure of Real Estate

   The mortgage for Stonewood Associates Ltd. was foreclosed upon in March 1996. The Partnership's investment in Stonewood was zero at the time of foreclosure.

4. Subsequent Event

   On April 29, 1996 the Local Limited Partnership which owns Shadowbrook Apartments filed for reorganization under Chapter 11 of the United States Bankruptcy Code.


                                      6 of 10

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB - MARCH 31, 1996


Item 2.  Management's Discussion and Analysis or Plan of Operation

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         As of March 31, 1996, the Partnership retained an equity interest in 8 Local Limited Partnerships. On March 14, 1996, the Stonewood Apartments property was foreclosed upon by the lender. In addition, on April 29, 1996 the Local Limited Partnership which owns Shadowbrook Apartments filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Local Limited Partnership is in process of preparing its plan of reorganization.

         The level of liquidity based on cash and cash equivalents experienced a $16,000 decrease at March 31, 1996 as compared to December 31, 1995. The Partnership invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations.

         The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay its general and administrative expenses or to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans from an affiliate of the Managing General Partner.

         At March 31, 1996, the principal and accrued interest of the loans payable to an affiliate of the Managing General Partner were approximately $778,000. The Partnership will be unable to repay this indebtedness or to fully fund its general and administrative expenses until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership, or (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price sufficient to provide net sales proceeds to the Partnership. In addition, any future contributions by the Partnership to the Local Limited Partnerships would have to be funded by additional affiliate loans. Should such affiliate fail to provide additional loans to the Partnership, the Partnership would be unable to meet its general and administrative expenses. Neither the Managing General Partner or its affiliates has an obligation to fund any loan amounts required.


                                      7 of 10

              WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB - MARCH 31, 1996


Item 2.  Management's Discussion and Analysis or Plan of Operation

         Liquidity and Capital Resources (Continued)

         The Partnership does not intend to make advances to fund future operating deficits incurred by any Local Limited Partnership, but retains its prerogative to exercise business judgment to reverse this position if circumstances change. Moreover, the Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

         Results of Operations

         Income from operations prior to equity in net income of Local Limited Partnerships increased by $338,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in income is due to the receipt by the Partnership during the first quarter of 1996 of a $350,000 distribution from a Local Limited Partnership which was slightly offset by a $13,000 increase in expenses. No distributions from Local Limited Partnerships were received by the Partnership for the first quarter of 1995.


                                     8 of 10

              WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB - MARCH 31, 1996


                           PART - II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8K:  No report on Form 8-K was filed during the period.




                                     9 of 10

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB - MARCH 31, 1996






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





                                      WINTHROP RESIDENTIAL ASSOCIATES I,
                                            A LIMITED PARTNERSHIP
                                                 (Registrant)

                                      BY:  ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner




                                           BY:_________________________________
                                              /s/ Michael L. Ashner
                                              Chief Executive Officer



                                           BY:_________________________________
                                              /s/ Edward V. Williams
                                              Chief Financial Officer

                                              Dated: May 14, 1996





                                      10 of 10