Form 10QSB
period 1996-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1996-08-13
CIK 350903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership (Exact name of small business issuer as specified in its charter)

         Maryland                                       04-2720493
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 One International Place, Boston, MA         02110
               (Address of principal executive office)     (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No_____

                                    1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          FORM 10-QSB - JUNE 30, 1996

                        PART - I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets  (Unaudited)
(In Thousands, Except Unit Data)                       June 30,   December 31,
                                                         1996         1995
                                                       --------   ------------
Assets

Cash                                                    $   344     $    111
                                                        -------     --------
Investment in Local Limited Partnerships                  1,585        1,605
                                                        -------     --------
   Total Assets                                         $ 1,929     $  1,716
                                                        =======     =======
Liabilities and Partners' Capital

Liabilities:
   Accrued expenses                                     $    30          --
   Accrued interest payable to affiliate                    128         447
   Loans payable to affiliate                               666         666
                                                        -------      -------
   Total Liabilities                                        824       1,113
                                                        -------      -------
Partners' Capital:
   Limited Partners
   Units of Limited Partnership Interest, $1,000
      stated value per Unit; 25,676 units
      authorized; and 25,595                              2,150       1,673

General Partners (deficit)                               (1,045)     (1,070)
                                                        -------     -------
Total Partners' capital                                   1,105         603
                                                        -------     -------
Total Liabilities and Partners' capital                 $ 1,929     $ 1,716
                                                        =======     =======

                       See notes to financial statements.

                                    2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          FORM 10-QSB - JUNE 30, 1996

Statements of Operations  (Unaudited)
(In Thousands)                                 For the Three          For the Six
                                               Months Ended           Months Ended
                                             June 30,   June 30,    June 30,   June 30,
                                               1996       1995        1996      1995
                                             --------   --------    --------   --------
Income:
Income from Local Limited Partnership
   cash distributions                         $ 287      $   --      $  637     $   --
Equity in net (loss) income of Local
   Limited Partnerships                         (21)         (7)        (15)         9
Interest                                          2          --           3         --
                                              -----      ------      ------     ------
          Total income                          268          (7)        625          9
                                              -----      ------      ------     ------
Expenses:
   Amortization                                   2           2           4          4
   Interest                                      16          16          31         31
   General and administrative                    61          30          78         34
   Management fees                               10          --          10         --
                                              -----      ------      ------     ------
      Total expenses                             89          48         123         69
                                              -----      ------      ------     ------
Net income (loss)                             $ 179      $  (55)     $  502     $  (60)
                                              =====      ======      ======     ======
Net income (loss) per Unit of Limited
   Partnership Interest                       $6.64      $(2.03)     $18.64     $(2.22)
                                              =====      ======      =======    ======

                       See notes to financial statements.

                                    3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          FORM 10-QSB - JUNE 30, 1996

Statement of Changes in Partners' Capital  (Unaudited)
(In Thousands, Except Unit Data)

                                  Units of
                                  Limited      General     Limited     Total
                                Partnership   partner's   partners'  partners'
                                  Interest    (deficit)    capital    capital
                                -----------   ---------   ---------  ---------
Balance - January 1, 1996          25,595      $(1,070)     $1,673    $  603

Net Income                                          25         477       502
                                   ------      -------      ------    ------
Balance - June 30, 1996            25,595      $(1,045)     $2,150    $1,105
                                   ======      =======      ======    ======

                       See notes to financial statements.

                                    4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          FORM 10-QSB - JUNE 30, 1996

Statements of Cash Flows (Unaudited)
(In Thousands)                                       For the Six Months Ended
                                                  June 30, 1996   June 30, 1995
                                                  -------------   -------------
Cash Flows from Operating Activities:
Net income (loss)                                     $ 502           $(60)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
    Amortization                                          4              4
    Equity in net loss (income) of Local
      Limited Partnerships                               15             (9)
Changes in assets and liabilities:
     (Decrease) increase in accrued interest
       payable to affiliate                            (318)            32
     Increase in accrued expenses                        30             --
                                                      -----           ----
Net cash provided by (used in) operating
  activities                                            233            (33)
                                                      -----           ----
Cash Flows From Financing Activities:
     Proceeds from loan payable                          --             33
                                                      -----           ----
Cash provided by financing activities:                   --             33
                                                      -----           ----
Net increase in cash                                    233             --
Cash, beginning of period                               111             --
                                                      -----           ----
Cash, end of period                                   $ 344           $ --
                                                      =====           ====
Supplemental disclosure of cash flow
  information:
     Cash paid for interest                           $ 350           $ --
                                                      =====           ====

                       See notes to financial statements.

                                    5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          FORM 10-QSB - JUNE 30, 1996

                         Notes to Financial Statements
                                  (Unaudited)

1. General

   The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

   The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. Related Party Transactions

   The Partnership had depleted its available reserves and, as a result, borrowed amounts from First Winthrop to pay operating expenses and fund operating deficits at properties owned by the Local Limited Partnerships. The borrowings from First Winthrop bear interest at the prime rate (8.25% at June 30, 1996) plus 1%. Interest expense related to such borrowings was $31,000 during the six months ended June 30, 1996 and June 30, 1995, respectively. The Partnership paid $350,000 of accrued interest to First Winthrop during the six months ended June 30, 1996.

   Management fees paid by the Partnership to an affiliate of the Managing General Partner, totaled $10,000 for the six months ended June 30, 1996.

3. Foreclosure of Real Estate

   The mortgage encumbering Stonewood Associates Ltd. ("Stonewood") was foreclosed upon in March 1996. The carrying value on the books of the Partnership of this investment was zero at the time of foreclosure.

4. Subsequent Event

   The mortgage encumbering Louisiana Housing Partners ("Shadowbrook") was effectively deeded in lieu of foreclosure to the lender in August 1996. The carrying value on the books of the Partnership of this investment was zero at the time of foreclosure.

                                    6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          FORM 10-QSB - JUNE 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation

        This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

        Liquidity and Capital Resources

        As of June 30, 1996, the Partnership retained an equity interest in eight Local Limited Partnerships. On March 14, 1996, the Stonewood Apartments property was foreclosed upon by the lender. In August 1996 the Shadowbrook Apartments property was also effectively foreclosed upon by its lender.

        The level of liquidity based on cash and cash equivalents experienced a $233,000 increase at June 30, 1996, as compared to December 31, 1995, resulting from $637,000 in distributions received from Local Limited Partnerships which was partially offset by the payment of $350,000 in accrued interest to an affiliate of the Managing General Partner (see
        Item 1, Note 2). The bulk ($536,000) of these distributions were from the Shadowbrook and Stonewood Apartment properties which were lost to foreclosure. The Partnership invests its working capital reserves in a money market mutual fund.

        The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses or to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans from an affiliate of the Managing General Partner.

        At June 30, 1996, the outstanding principal and accrued interest balance on the loans payable to an affiliate of the Managing General Partner was $794,000. The Partnership will be unable to fully repay this indebtedness and continue to fund its general and administrative expenses until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership, or (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price sufficient to provide net sales proceeds to the Partnership. In addition, any future contributions by the Partnership to the Local Limited Partnerships would have to be funded by additional affiliate loans. Neither the Managing General Partner or its affiliates has an obligation to fund any loan amounts required. The Partnership does not expect to make cash distributions to its partners in 1996.

                                    7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          FORM 10-QSB - JUNE 30, 1996

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

        The Local Limited Partnerships owning the Stonewood and Shadowbrook Apartments lost their properties to lenders in March 1996 and August 1996, respectively. The aggregate amount of income which the Partnership expects to be recaptured for income tax purposes is estimated to be $10 million (approximately $370 per limited partnership Unit).

        Results of Operations

        Net income increased for the six and three months ended June 30, 1996 by $562,000 and $234,000, respectively, as compared to 1995, due to cash distributions received from three Local Limited Partnerships (Shadowbrook $494,000, Lynwood $101,000 and Stonewood $42,000). No distributions from Local Limited Partnerships were received by the Partnership for the six months ended 1995. The Shadowbrook and Stonewood Apartment properties have been lost through foreclosure and accordingly no additional distributions will be received from them. Expenses increased by $54,000 for the six months ended June 30, 1996, as compared to the comparable period in 1995, primarily due to an increase in general and administrative expenses of $44,000. General and administrative expenses increased due to costs associated with the Shadowbrook foreclosure and an increase in professional fees and related costs.

                                    8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          FORM 10-QSB - JUNE 30, 1996

                         PART - II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            27. Financial Data Schedule

            99. Supplementary Information Required Pursuant to Section 9.4 of
                the Partnership Agreement.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                    9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          FORM 10-QSB - JUNE 30, 1996

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

                                        WINTHROP RESIDENTIAL ASSOCIATES I,
                                              A LIMITED PARTNERSHIP
                                                   (Registrant)

                                        BY: ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner

                                            BY: /s/ Michael L. Ashner
                                                Michael L. Ashner
                                                Chief Executive Officer

                                            BY: /s/ Edward V. Williams
                                                Edward V. Williams
                                                Chief Financial Officer

                                                Dated: August 13, 1996

                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                                 JUNE 30, 1996

Exhibit Index

    Exhibit                                                 Page No.
    -------                                                 --------

27. Financial Data Schedule                                    --

99. Supplementary Information Required Pursuant to
    Section 9.4 of the Partnership Agreement.                  12

                                    11 of 12