Form 10KSB
period 1996-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1997-03-31
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1996                        Commission File
                   -----------------                        Number  0-10272
                                                                    -------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Maryland                                             04-2720493
------------------------                              --------------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)

One International Place, Boston, Massachusetts                   02110
----------------------------------------------              ---------------
     (Address of principal executive offices)                 (Zip  Code)

        Registrant's telephone number including area code (617) 330-8600
                                                          --------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                               Cover page continued on next page

                                                               Cover Page 2 of 2

Registrant's revenues for its most recent fiscal year were $659,022.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part of the                                        Document Incorporated
 Form 10-KSB                                             By Reference
-------------                                     ------------------------


 PART I Prospectus of the registrant dated May 13, 1981 as supplemented in August, June 17, 1981, August 25, 1981, March 16, 1982, March
                                             31, 1982 and March 31, 1983

Transitional Small Business Disclosure Format:  Yes ___  No  X

                                     PART I

Item 1.  Description of Business.

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

         The General Partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation ("One Winthrop" or the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership

("Linnaeus-Hampshire"). One Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. See "Change in Control".

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

         The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes originally subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership's investment objectives and policies are described at pages 22-27 of its Prospectus dated May 13, 1981 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an exhibit and incorporated herein by this reference. The Prospectus was previously filed with the Commission pursuant to Rule 424(b).

Local Limited Partnerships

         The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. The Partnership has sold its interests in five properties: Greentree Apartments (November 1986), Marsh Cove Apartments (December 1986), Orchard Hill (October 1988), Racquet Club (May 1989), and Columbine (May 1989). A sixth property, Copperfield Apartments, was sold in 1985 by its Local Limited Partnership which provided seller financing with a second mortgage. The buyer subsequently defaulted on the second mortgage in 1988, and the Local Limited Partnership completed the reacquisition of the property in August 1991. The Partnership lost its ownership interests in The Park Apartments and Candlewood Apartments when HUD foreclosed on the Local Limited Partnerships owning those properties in August 1993 and January 1995, respectively. The mortgage encumbering Stonewood Apartments was foreclosed in March 1996 and Shadowbrook Apartments was effectively deeded in lieu of foreclosure to the lender in August 1996. See "Defaults" below.

Defaults

         As noted above, the Partnership holds limited partnership interests in

Local Limited Partnerships which own apartment properties, all of which were originally financed with HUD-insured first mortgages. If a Local Limited Partnership defaults on a HUD-insured mortgage, the mortgagee can assign the defaulted mortgage to HUD and recover the principal owed on its first mortgage from HUD. HUD, in its discretion, may then either (i) negotiate a workout agreement with the Local Limited Partnership, (ii) sell the mortgage to another lender, or (iii) pursue its right to transfer the ownership of the property from the Local Limited Partnership to HUD through a foreclosure action. The objective of a workout agreement between an owner and HUD is to secure HUD's sanction of a plan which, over time, will cure any mortgage delinquencies. While a workout agreement is effective and its terms are being met, HUD agrees not to pursue any remedies available to it as a result of the default. If the owner does default under the terms of the workout agreement or if HUD concludes that a property in default lacks the ability to generate sufficient revenue to cure its default, it may pursue its right to assume ownership of the property through foreclosure. HUD may also sell the mortgage to another lender. Some workout agreements terminate upon the sale of the mortgage to another lender.

         The Local Limited Partnership owning Shadowbrook defaulted on its mortgage in November 1987, and the mortgage was subsequently assigned by the lender to HUD. In August 1996, unable to reach a resolution to cure the default, this property was effectively deeded in lieu of foreclosure to the lender. See
Item 7, Financial Statements-Note 6.

         The Local Limited Partnership owning The Villas defaulted on its mortgage obligation in November 1991. The lender assigned the mortgage to HUD in August 1992. On September 1, 1996, a provisional workout agreement was entered into with HUD. This agreement expires on August 31, 1997. However, if HUD sells the mortgage, the provisional workout agreement may be terminated by the new lender.

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

The Local Limited Partnership signed a pre-negotiation agreement with the new lender and submitted various proposals to the new lender all of which were rejected. The new owner of the mortgage foreclosed on its mortgage on March 14, 1996.

         All of the Local Limited Partnerships face the possibility that HUD or a new lender if HUD sells its mortgage, (collectively the "Lender") could foreclose on the properties as long as (i) the Lender and the Local Limited Partnerships have not entered into a workout agreement; and (ii) there is unpaid interest and principal owed the Lender, and the Lender determines that it is unlikely that the property can generate sufficient revenue to cure the mortgage delinquency. To date, however, the Lender has allowed the Local Limited Partnership which owns the Villas to maintain ownership of its property, while the Local Limited Partnership and the Lender attempt to negotiate a plan which will allow the Local Limited Partnership to work toward reducing the unpaid amounts. The lender has taken foreclosure or similar actions with rest to the Park, Candlewood, Stonewood and Shadowbrook properties.

Employees

         The Partnership does not have any employees. Services are performed for the Partnership by the Managing General Partner, and agents retained by it, including an affiliate of the General Partners, Winthrop Management.

Change in Control

         Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), which is the sole general partner of WFA, and the general partner of Linnaeus-Hampshire, was Arthur T. Halleran, Jr. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of

WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco are currently held by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA also acquired the sole general partner interest of Linnaeus-Hampshire.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of One Winthrop resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Item 2.  Description of Properties.

         The following table sets forth certain information regarding the properties owned by the seven Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 1997:

                                                     Date of           Number of
Property Name                       Location         Acquisition(1)    Units
-------------                       --------         --------------    ------
The Villas Apartments               Amarillo, TX     6/05/81           136
Heritage Hills                      Glen Burnie, MD  4/27/82           181
  Townhouses Section II
Lynnwood Park Apartments            Raleigh, NC      9/28/81           152
Stonegate Apartments                Holland, MI      8/04/81           156
Albany Landing Apartments           Decatur, AL      4/02/82           120
College Green Apartments            Wilmington, NC   11/30/81          138
Copperfield Apartments              Columbia, SC     8/22/91           120

----------------------------

(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:


                       Principal                                       Principal
                       Balance at                                      Balance
                       December 31,   Interest  Period      Maturity   Due at
Property                  1996          Rate   Amortized      Date     Maturity
--------                  ----          ----   ---------      ----     --------

The Villas              $3,574,274       7.5%  40 years     8/1/2022       (1)
Heritage Hills           6,621,193       7.5%  40 years     6/1/2023       (1)
 Townhouses Section II
Lynnwood Park            4,240,894       7.5%  40 years     3/1/2023       (1)
Stonegate                4,899,575       7.5%  40 years     3/1/2022       (1)
Albany Landing           2,842,917       7.5%  40 years     9/1/2023       (1)
College Green            2,829,632       7.5%  40 years     3/1/2023
Copperfield                801,216       7.5%  30 years     6/1/2012       (1)

(1)      Self-amortizing loan.

      Descriptions of the interests in Local Limited Partnerships and the terms upon which the Partnership acquired them are set forth at pages 33-36 of the

Prospectus under the caption "Initial Investment," pages 1-9 and 15-27 of the Supplement to the Prospectus dated June 17, 1981 (the "June 17, 1981 Supplement"), pages 1-11 of the Supplement to the Prospectus dated August 25, 1981 (the "August 25, 1981 Supplement"), pages 2-3 of the Partnership's Current Report on Form 8-K filed March 16, 1982 under the caption "Acquisition or Disposition of Assets," pages 8-13 of the Partnership's Annual Report on Form 10-KSB filed March 31, 1982 under the caption "Item 1. Description of Business," and pages 8-11 of the Partnership's Annual Report on Form 10-KSB filed March 31, 1983 under the caption "Item 1. Description of Business," all of which descriptions are attached hereto as exhibits and incorporated herein by this reference. The June 17, 1981 Supplement was filed with the Commission as Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-11. (Registration No. 2-70828) and the August 25, 1981 Supplement was filed with the Commission pursuant to Rule 424(c).

         As of March 15, 1997, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                       Average Monthly                 Average Monthly Rental
                                       Occupancy Rate                  Rate per Unit

Property                            1996             1995              1996             1995
--------                            ----             ----              ----             ----
The Villas                          98%              97%               $431             $431
Heritage Hill                       94%              92%               $668             $663
Lynnwood Park                       99%              99%               $526             $505
Stonegate                           95%              95%               $523             $509
Albany Landing                      93%              93%               $395             $387
College Green                       96%              99%               $479             $440
Copperfield                         90%              95%               $469             $456

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1996:

                    Gross                                                  Federal
                  Carrying           Accumulated                             Tax
Property            Value            Depreciation     Rate      Method      Basis

--------            -----            ------------     ----      ------      -----
The Villas        $4,487,974          $2,535,474     5-30 yrs.   S/L     $444,739
Heritage Hill      7,253,964           3,910,571     5-30 yrs.   S/L    1,136,532
Lynnwood Park      4,422,954           2,636,323    10-25 yrs.   S/L      216,140
Stonegate          4,792,814           2,870,306     5-25 yrs.   S/L    1,922,507
Albany Landing     3,347,142           1,866,019    10-25 yrs.   S/L      294,933
College Green      3,513,829           2,075,540    10-25 yrs.   S/L      225,870
Copperfield        2,962,938             605,752     5-27.5 yrs. S/L    2,358,187

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

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters.

         The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 1, 1997, there were 2,898 holders of Units holding 25,585 units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 1996 or 1995.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources


As of December 31, 1996, the Partnership retained an equity interest in seven Local Limited Partnerships. On March 14, 1996, the Stonewood Apartments property was foreclosed upon by the lender. In August 1996 the Shadowbrook Apartments property was also effectively foreclosed upon by its lender.

The level of liquidity based on cash and cash equivalents experienced a $169,000 increase for the year ended December 31, 1996, as compared to December 31, 1995, resulting from $648,000 in distributions received from Local Limited Partnerships which was partially offset by the payment of $350,000 in accrued interest to an affiliate of the Managing General Partner (see Item 7, "Financial Statements" - Note 3). Approximately 83% ($539,000) of these distributions were from the Shadowbrook and Stonewood Apartment properties which were lost to foreclosure. Accordingly, no additional distributions will be received from these two Local Limited Partnerships. The Partnership invests its working capital reserves in a money market mutual fund.

The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses and to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans from an affiliate of the Managing General Partner.

At December 31, 1996, the outstanding principal and accrued interest balance on the loans payable to an affiliate of the Managing General Partner was $825,000. The Partnership will be unable to fully repay this indebtedness and continue to fund its general and administrative expenses until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership, or (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price to provide sufficient net sales proceeds to the Partnership. In addition, any future contributions by the Partnership to the Local Limited Partnerships would have to be funded by additional affiliate loans. Neither the Managing General Partner or its affiliates has an obligation to fund any loan amounts required. The Partnership did not make cash distributions to its partners in 1996.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation

On September 1, 1996 the Local Limited Partnership owning The Villas Apartments signed a provisional workout agreement, expiring August 31, 1997, with the U.S. Housing and Urban Development Corporation ("HUD"). If HUD does not extend such workout agreement on August 31, 1997, the property could be lost through foreclosure. If HUD sells the mortgage, the provisional workout agreement may be terminated by the new lender.

Results of Operations

Net income increased for the year ended December 31, 1996 by $340,000 as compared to 1995, due to cash distributions received from three Local Limited Partnerships (Shadowbrook $502,000, Lynwood $101,000 and Stonewood $45,000) which were partially offset by increased expenses. All distributions received by the Partnership from Local Limited Partnerships during 1996 and 1995, other than amounts received from Lynwood ($101,000 during the 1996 period and $16,000 during the 1995 period), were received from Local Limited Partnerships owning properties lost through foreclosure and accordingly no additional distributions will be received from them. Expenses increased by $109,000 for the year ended December 31, 1996, as compared to 1995, primarily due to an increase in general and administrative expenses of $102,000. General and administrative expenses increased due to costs associated with the Shadowbrook foreclosure and an increase in professional fees and related costs.

Item 7. Financial Statements

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1996

                                     INDEX
                                     -----

                                                                           Page

Independent Auditors' Reports..............................................F - 2

Financial Statements:

Balance Sheets as of December 31, 1996 and 1995............................F - 4

Statements of Income for the Years Ended

     December 31, 1996 and 1995............................................F - 5

Statements of Partners' Capital for the Years Ended

     December 31, 1996 and 1995............................................F - 6

Statements of Cash Flows for the Years Ended

     December 31, 1996 and 1995............................................F - 7

Notes to Financial Statements..............................................F - 8

                         Independent Auditors' Report

To the Partners
Winthrop Residential Associates I, A Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Winthrop Residential Associates I, a Limited Partnership (a Maryland limited partnership) as of December 31, 1996 and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statement using the equity method of accounting and were written down to zero (see Note 1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, a Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                /s/ Imowitz Koenig & Co., LLP

New York, New York
March 24, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of WINTHROP RESIDENTIAL ASSOCIATES I, A Limited Partnership (a Maryland limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 20, 1996

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                                            DECEMBER 31,

                                                                            ----------------------------------------------

                                                                                           1996                     1995
                                                                            ----------------------------------------------
ASSETS

Cash and cash equivalents                                                    $               280     $                111
Investments in Local Limited Partnerships                                                  1,524                    1,605
                                                                            ---------------------    ---------------------

      Total Assets                                                                         1,804                    1,716
                                                                            =====================    =====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued expenses                                                             $                17     $                 --
Accrued interest payable to affiliate                                                        159                      447
Loans payable to affiliate                                                                   666                      666
                                                                            ---------------------    ---------------------
      Total Liabilities                                                                      842                    1,113
                                                                            ---------------------    ---------------------

Partners' Capital:

Limited Partners -

      Units of Limited Partnership Interest, $1,000
      stated value per unit; 25,676 units authorized;
      25,595 units issued and outstanding                                                  2,014                    1,673

General Partners (deficit)                                                                (1,052)                  (1,070)
                                                                            ---------------------    ---------------------

      Total Partners' Capital                                                                962                      603
                                                                            ---------------------    ---------------------

      Total Liabilities and Partners' Capital                                $             1,804     $              1,716
                                                                            =====================    =====================



                                           See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                 YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                              1996                   1995
                                        ----------------------------------------

Income:

Income from Local Limited Partnership
  cash distributions                      $   648                 $  120
Equity in net loss of Local Limited
  Partnerships                                (74)                    (4)
Interest and other                             11                     20
                                          -------               --------
      Total Income                            585                    136
                                          -------               --------

Expenses:

Amortization                                    7                      7
Interest                                       62                     65
General and Administrative                    147                     45
Management fees                                10                      -
                                          -------               --------
      Total Expenses                          226                    117
                                          -------               --------
Net income                                $   359               $     19
                                          =======               ========
Net income allocated to General Partners  $    18               $      1
                                          =======               ========
Net income allocated to Limited Partners  $   341               $     18
                                          =======               ========
Net Income per Unit of Limited
   Partnership Interest                   $ 13.32               $    .70
                                          =======               ========



                      See notes to financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                       (In Thousands, Except Unit Data)



                                    Units of
                                    Limited       General      Limited
                                  Partnership    Partners'    Partners'   Total
                                    Interest      Deficit      Capital   Capital
                                   ---------     ----------  ---------  ---------
Balance - January 1, 1995             25,646     $ (1,071)   $  1,655    $    584

     Retirement of Units                 (51)

     Net Income                                         1          18          19
                                    --------      --------    -------     -------
Balance - December 31, 1995           25,595       (1,070)      1,673         603

     Net Income                                        18         341         359
                                    --------    ----------   --------   ---------
Balance - December 31, 1996           25,595    $  (1,052)   $  2,014    $    962
                                    ========    ==========   ========   =========


                      See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                        (In Thousands, Except Unit Data)

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                      1996           1995
                                                   -----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $    359       $    19
Adjustments to reconcile net income to net cash provided by operating activities:

      Amortization                                        7             7
      Equity in loss of Local Limited Partnerships       74             4
Changes in assets and liabilities:

      Decrease in accounts payable and accrued
       expenses                                        (271)           48
                                                   --------        ------
       Net cash provided by operating activities        169            78
                                                   --------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from loan payable                         --            33
                                                   --------        ------
      Cash provided by financing activities              --            33
                                                   --------        ------

      Net increase in cash                              169           111

Cash, Beginning of Year                                 111            --
                                                   --------        ------
Cash, End of Year                                  $    280        $  111
                                                   ========        ======
Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                       $    350        $   --
      ----------------------                       ========        ======


                      See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Residential Associates I, a Limited Partnership (the "Partnership"), was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. The Partnership has investments in seven Local Limited Partnership, each owning one apartment complex. The properties are located at various locations throughout the United States.

     The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Uses of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Investments in Local Limited Partnerships

     The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Costs relating to the acquisition and selection of the investment in the Local Limited Partnerships are capitalized to the investment account and amortized over the life of the investment or until the investment balance has been written down to zero. Costs in excess of the Partnership's initial basis in the net assets of the Local Limited Partnership are amortized over the estimated useful lives of the underlying assets. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnerships.


     Net Income Per Limited Partnership Unit

     The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 25,595 units outstanding.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

     In accordance with the partnership agreement, profits and losses not arising from a sale or refinancing and cash available for distribution shall be allocated 5% to the general partners and 95% to the limited partners. Distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then in accordance with the partnership agreement.

3.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop"), the Managing General Partner and WP Management Co., Inc. ("WP Management"), the manager of the Partnership's investments in the Local Limited Partnerships are wholly owned subsidiaries of First Winthrop Corporation ("First Winthrop"), which in turn is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA").

     WP Management is entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnership, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. WP Management earned $10,000 of such fees in 1996. No fees were earned in 1995.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

3.   TRANSACTIONS WITH RELATED PARTIES (Continued)

     The Partnership has depleted its available reserves and, as a result, borrows amounts from First Winthrop to pay operating expenses and fund operating deficits at properties owned by the Local Limited Partnerships. The borrowings from First Winthrop bear interest at the prime rate (8.25% and 8.5% at December 31, 1996 and 1995, respectively) plus 1%. The accrued interest payable to First Winthrop is $159,000 and $447,000 at December 31, 1996 and 1995, respectively. The Partnership paid $350,000 of accrued interest to First Winthrop in 1996. The Partnership will repay First Winthrop's loans from cash flow generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships.

     An affiliate of the Managing General Partner received approximately $83,000 and $142,000 in management fees from Local Limited Partnerships during 1996 and 1995, respectively.

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

     As of December 31, 1996, the Partnership has Limited Partnership equity interests in seven Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

                 Local Limited Partnership                 Percentage Ownership
                 -------------------------                 --------------------
              The Villas Ltd.                                      99
              Washington Square Limited Partnership                89
              Lynndale Apartments, Ltd.                            50
              Stonegate Apartments Limited Partnership             93
              Cedar Lake, Ltd.                                     99
              College Green Limited Partnership                    95
              First Investment Limited Partnership                 90

     The Partnership's equity interests in Louisiana Housing Partners (96%) and Stonewood Associates (96%) were lost through foreclosure during 1996.

     The above Local Limited Partnerships have outstanding mortgages totaling $25,810,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     During 1996, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 1996, the net cumulative operating deficit advanced to the Local Limited Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital contributions. The remaining $138,000 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership.

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
     (continued)

     The investment balance in Local Limited Partnerships is as follows (in thousands):


                                                                                           DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                                              1996
                                                                   1995                       Activity          1996
                                                                  --------------------  --------------------   -------------------
     Equity payments                                              $     21,226            $                      $      21,226
     Additional investments made to and recognized
        as operating deficit advances by the Local
        Limited Partnerships                                             2,213                                           2,213
     Additional investments made to purchase interests
        in a Local Limited Partnership                                     138                                             138
     Capitalized costs                                                     558                                             558
     Cash distributions from Local Limited Partnerships                 (1,860)                                         (1,860)
     Amortization of the capitalized costs and the costs
        in excess of the Partnership's initial basis in the
        net assets of the Local Limited Partnerships                      (696)                      (7)                  (703)
     Equity in loss of Local Limited Partnerships,  net of
        equity in income and gains from sale of real estate            (19,974)                     (74)               (20,048)
                                                                  --------------------  --------------------   -------------------
     Investments per balance sheet                                       1,605                      (81)                 1,524
        Difference in basis (including equity payments
          paid to a partner of a Local Limited
          Partnership totaling $1,738,000)                              (1,749)                                         (1,749)
     Additional investments made to and recognized as
        operating deficit advances by the Local Limited
        Partnerships                                                    (2,213)                                         (2,213)
     Additional investments made to purchase interests
        in a Local Limited Partnership                                    (138)                                           (138)
     Sale of interest in Local Limited Partnerships                        562                                             562
     Foreclosure of Local Limited Partnerships                           5,523                    7,321                 12,844
     Capitalized costs                                                    (558)                                           (558)
     Amortization of the capitalized costs and the costs
        in excess of the Partnership's initial basis in the
        net assets of the Local Limited Partnerships                       696                        7                    703
     Equity in loss of Local Limited Partnerships not
        recognizable under the equity method of

        accounting (Note 2)                                            (19,429)                    (467)               (19,896)
                                                                  --------------------  --------------------   -------------------
     Equity per Local Limited Partnerships' combined
        financial statements                                      $           (15,701)  $             6,780    $           (8,921)
                                                                  ====================  ====================   ===================


           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
      (continued)

      The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                         DECEMBER 31,
                                                   ---------------------------
                                                     1996              1995
                                                   ----------      -----------
      ASSETS

      Real estate, at cost:
         Land                                       $   1,543      $   2,640
         Buildings, net of accumulated depreciation
           of $16,499 and $21,426 in 1996
           and 1995, respectively                      12,740         19,152
         Cash and cash equivalents                      1,162          1,503
         Other assets, net of accumulated amortization
           of $707 and $815 in 1996 and
           1995, respectively                           1,744          2,223
                                                    ---------      ---------

         Total Assets                               $  17,189      $  25,518
                                                    =========      =========

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
           Notes payable                            $     804      $     981
           Loans payable                                  578          1,020
           Mortgage notes payable                      25,810         36,974
           Accounts payable and accrued expenses        1,604          5,195
                                                    ---------      ---------

           Total Liabilities                           28,796         44,170
                                                    ---------      ---------

         Partners' Capital:
           Winthrop Residential Associates I           (8,921)       (15,701)
           Other partners                              (2,686)        (2,951)
                                                     ---------      --------
                                                      (11,607)       (18,652)
                                                     ---------      --------


         Total Liabilities and Partners' Capital     $ 17,189       $ 25,518
                                                     ========       ========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

      (continued)

      The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                             -----------------------------------

                                                    1996            1995
                                             ---------------       -------------

         Income:

           Rental income                     $    6,822             $    7,909
           Other income                             578                    584
                                             ----------             ----------
              Total income                        7,400                  8,493
                                             ----------             ----------

         Expenses:

           Interest                               2,476                  2,951
           Depreciation and amortization          1,495                  1,646
           Taxes and insurance                      830                    871
           Management and administration fees       402                    442
           Repairs and maintenance                1,348                  1,682
           General and administrative             1,784                  1,615
                                              ----------             ---------
               Total expenses                     8,335                  9,207
                                              ----------             ---------
         Loss from operations                      (935)                  (714)

         Gain on sale of properties               8,181                  2,826
                                              ---------              ---------
         Net income                           $   7,246              $   2,112
                                              =========              =========

         Net income allocated to
         Winthrop Residential Associates I    $   6,881              $   2,031
                                              =========              =========
         Net income allocated to
         other partners                       $     365              $      81
                                              =========              =========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)

5.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents of $280,000 approximates its fair value due to the short term nature of such instruments. Due to the nature of the loans payable to affiliates it is not practicable to estimate their fair value because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership.

6.   FORECLOSURE OF REAL ESTATE

     The mortgages encumbering the Local Limited Partnerships of Stonewood Associates Ltd. ("Stonewood") was foreclosed upon in March 1996 and the mortgage encumbering Louisiana Housing Partners ("Shadowbrook") was effectively deeded in lieu of foreclosure to the lender in August 1996. The carrying value on the books of the Partnership of these investments was zero at the time of foreclosure. Distributions from such partnerships aggregated $539,000 for the year ended December 31, 1996 and are included in income. For tax purposes, the Partnership recognized a gain of approximately $10,500,000 in 1996 as a result of the foreclosure.

     The Local Limited Partnership, Candlewood, was unable to negotiate a workout agreement with HUD, resulting in a foreclosure sale of the property in January 1995. The carrying value on the books of the Partnership was zero at the time of foreclosure. The net proceeds of $104,000 received by the Partnership has been recorded as income in the 1995 statement of operations. For tax purposes, the Partnership recognized a gain of approximately $3,400,000 in 1995 as a result of the foreclosure.

7.   TAXABLE INCOME

     The Partnership's taxable income differs from the net income for financial reporting purposes as follows (in thousands):

                                                             1996         1995
                                                             --------  -------

     Net income for financial reporting purposes             $ 359     $    19
          Plus:   Amortization of capitalized costs and
                  costs in excess of the Partnership's
                  initial basis in the net assets of
                  the Local Limited Partnerships                 7           7
                  Tax gains in excess of gains for financial
                  reporting purposes (due primarily to
                  gain on foreclosure)                       9,727       3,123
          Less:   Equity in Local Limited Partnership's
                  losses for financial reporting purposes

                  not recognizable under the equity method
                  of accounting                               (467)       (729)
                                                            ------      -------
      Taxable income                                        $9,626      $ 2,420
                                                            ======      =======

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (Continued)

8.   COMMITMENTS AND CONTINGENCIES

     In September 1996 the Local Limited Partnership owning the Villas Apartments signed a provisional workout agreement expiring August 31, 1997 with the U.S. Housing and Urban Development Corporation ("HUD"). If HUD does not extend such workout agreement on August 31, 1997, the property could be lost through foreclosure. If HUD sells the mortgage, the provisional workout agreement may be terminated by the new lender.

Item 8.  Changes in and Disagreements on Accounting and
                  Financial Disclosure.

         Effective September 19, 1996, the Partnership dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Partnership's financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Partnership's managing general partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective September 19, 1996, the Partnership engaged Imowitz Koenig as its Independent Auditors. The Partnership did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to September 19, 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1997, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name and Age                 Managing General Partner   Officer Since
------------                 ------------------------   -------------
Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Richard J. McCready          President and
                              Chief Operating Officer     7-95

Jeffrey Furber               Executive Vice President     7-95
                             and Clerk


Edward Williams              Chief Financial Officer      4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

         Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.  Executive Compensation.

     The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

         (a)      Security ownership of certain beneficial owners.

         The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.


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

         (b)      Security ownership of management.

         None of the officers, directors or general partners of the General Partner or their respective officers, directors or general partners owned any Units at March 15, 1997 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 100 Units and Winthrop Financial Associates, A Limited Partnership owns 5 Units (.60% in the aggregate).

         (c)      Changes in control.

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions.

         (a)  Transactions with management and others.

         The Partnership began borrowing from First Winthrop in 1986, and through December 31, 1996, has borrowed a total of $1,164,672 from First Winthrop to fund operating deficits incurred by some Local Limited Partnerships and to pay the Partnership's general and administrative expenses. Through December 31, 1996, the Partnership has repaid $498,399 to First Winthrop, leaving an outstanding loan balance of $666,273 on December 31, 1996. The following is a summary of yearly additions and payments on both the principal balance of the loan and interest that has accrued on the loan:

                   Loan      Loan     Loan   Interest    Interest
Year             Addition  Payment  Balance  Expense   Paid    Accrued
----             --------  -------  -------  -------   ----    -------
1986              551,459        0  551,459  13,659        0    13,659
1987              180,000        0  731,459  64,958   13,659    64,958
1988               66,448  493,399  304,508  66,684        0   131,642
1989               36,298    5,000  335,806  37,693        0   169,335
1990               78,445        0  414,251  42,464        0   211,799
1991               79,663        0  493,914  42,301        0   251,100
1992               53,133        0  547,047  38,131        0   292,231
1993               47,082        0  594,129  40,307        0   332,538
1994               39,142        0  633,271  49,795        0   382,333
1995               33,002        0  666,273  64,521        0   446,854
1996                    0        0  666,273  61,941  350,000   158,795

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

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1995. However, three properties owned by Local Limited Partnerships, Villas, Stonewood and Shadowbrook, paid, in the aggregate, property management fees of $141,591 to Winthrop Management, an affiliate of WFA, for the year ended December 31, 1995. For the year ended December 31, 1996, Winthrop Management received management fees of $82,673 from the Local Limited Partnerships owning Villas, Stonewood and Shadowbrook. In additions, the Partnership paid $10,000 to Winthrop Management for services rendered in 1996.

         (b)      Certain business relationships.

         The Partnership's response to Item 12(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the directors of the Managing General Partner are officers, directors or 10% equity owners other than as set forth in the Partnership's response to Item 12(a).

         (c)      Indebtedness of management.   None.

         (d)      Transactions with promoters.   None.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 28th day of March 1997.

                                        WINTHROP RESIDENTIAL ASSOCIATES I,
                                        A LIMITED PARTNERSHIP

                                        By:      One Winthrop Properties, Inc.
                                                 Managing General Partner

                                                 By: /s/ Michael L. Ashner
                                                    ----------------------------
                                                         Michael Ashner
                                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                Title                      Date
--------------                -----                      ----

/s/ Michael L. Ashner     Chief Executive          March 28, 1997
-----------------------   Officer and Director
Michael L. Ashner

/s/ Edward V. Williams    Chief Financial Officer  March 28, 1997
-----------------------
Edward V. Williams

                                 INDEX TO EXHIBITS

Exhibit                                                                             Page
-------                                                                             ----

3.       Agreement and Certificate of Limited Partnership of Winthrop
         Residential Associates I, A Limited Partnership, dated as of June 23,

         1983 (incorporated herein by reference to the Partnership's Annual
         Report on Form 10-K filed March 30, 1984, File No. 0-10272).

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

16. Letter from Arthur Andersen LLP dated September 19, 1996 (incorporated herein by reference to Registrant's Current Report on Form 8-K dated
         September 19, 1996).

27.      Financial Data Schedule.