Form 10QSB
period 1997-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1997-05-15
CIK 350903

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No___

                                   1 of 11

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)
                                                March 31,    December 31,
                                                  1997          1996
                                              ------------   ------------
Assets

Cash and cash equivalents                     $        344   $        280
Investments in Local Limited Partnerships            1,524          1,524
                                              ------------   ------------

   Total Assets                                      1,868          1,804
                                              ============   ============
Liabilities and partners' capital

Liabilities:

Accrued expenses                              $         10   $         17
Accrued interest payable to affiliate                  174            159
Loans payable to affiliate                             666            666
                                              ------------   ------------
   Total Liabilities                                   850            842
                                              ------------   ------------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $1,000 stated value per unit; 25,676
   units authorized; 25,595 units issued
   and outstanding                                   2,067          2,014
General Partners (deficit)                          (1,049)        (1,052)
                                              ------------   ------------
   Total Partners' Capital                           1,018            962
                                              ------------   ------------
   Total Liabilities and Partners' Capital    $      1,868   $      1,804
                                              ============   ============

                      See notes to financial statements.

                                   2 of 11

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

Statement of Income (Unaudited)

(In Thousands, Except Unit Data)

                                               For The Three Months Ended
                                               --------------------------
                                                March 31,      March 31,
                                                  1997           1996
                                                ---------      ---------
Income:

Income from Local Limited Partnership
  cash distributions                          $         80   $        350
Equity in income of Local Limited
  Partnership                                            2              6
Interest                                                 3              1
                                              ------------   ------------
   Total income                                         85            357
                                              ------------   ------------
Expenses:

Amortization                                             2              2
Interest                                                15             15
General and administrative                               4             17
Management fees                                          8              -
                                              ------------   ------------
   Total expenses                                       29             34
                                              ------------   ------------
Net income                                    $         56   $        323
                                              ============   ============
Net income allocated to general partners      $          3   $         16
                                              ============   ============
Net income allocated to limited partners      $         53   $        307
                                              ============   ============
Net income per Unit of Limited Partnership
  Interest                                    $       2.07   $      11.99
                                              ============   ============

                      See notes to financial statements.

                                   3 of 11

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                              Units of
                                Limited       General   Limited
                              Partnership    Partners' Partners'  Total
                               Interest       Deficit   Capital  Capital
                              -----------    --------  --------- -------

Balance - January 1, 1997       25,595      $ (1,052) $  2,014  $    962

  Net income                                       3        53        56
                                ------      --------  --------  --------
Balance - March 31, 1997        25,595      $ (1,049) $  2,067  $  1,018
                                ======      ========  ========  ========

                      See notes to financial statements.

                                   4 of 11

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                     For The Three Months Ended
                                                     --------------------------
                                                      March 31,      March 31,
                                                        1997           1996
                                                      ---------      ---------
Cash Flows From Operating Activities:

Net income                                          $         56   $        323
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Amortization                                                2              2
   Equity in income of Local Limited
      Partnership                                             (2)            (6)

Changes in assets and liabilities:
   Increase (decrease) in accounts payable and
      accrued expenses                                         8           (335)
                                                    ------------   ------------
   Net cash provided by (used in) operating
      activities                                              64            (16)
                                                    ------------   ------------
Net increase (decrease) in cash                               64            (16)

Cash and cash equivalents, beginning of period               280            111
                                                    ------------   ------------
Cash and cash equivalents, end of period            $        344   $         95
                                                    ============   ============
Supplemental Disclosure of Cash Flow Information -
   Cash paid for interest                           $          -   $        335
                                                    ============   ============

                      See notes to financial statements.

                                   5 of 11

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     The $666,000 owed to First Winthrop bears interest at the prime rate (8.5% at March 31, 1997) plus 1%. Interest expense related to such borrowings was $15,000 each of the three months ended March 31, 1997 and 1996.

     Management fees earned by an affiliate of the Managing General Partner totaled $8,000 for the three months ended March 31, 1997.

                                   6 of 11

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

Item 6.      Management's Discussion and Analysis or Plan of Operation

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             As of March 31, 1997, the Partnership retained an equity interest in seven Local Limited Partnerships.

             The level of liquidity based on cash and cash equivalents

             experienced a $64,000 increase for the three months ended March 31, 1997, as compared to December 31, 1996 primarily from an $80,000 distribution from a Local Limited Partnership. The Partnership invests its working capital reserves in a money market mutual fund.

             The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses and to make capital contribution to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans from an affiliate of the Managing General Partner.

             At March 31, 1997, the outstanding principal and accrued interest balance on the loans payable to an affiliate of the Managing General Partner was $840,000. The Partnership will be unable to fully repay this indebtedness and continue to fund its general and administrative expenses until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership, or
             (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price to provide sufficient net sales proceeds to the Partnership. In addition, any future contributions by the Partnership to the Local Limited Partnerships would have to be funded by additional affiliate loans. Neither the Managing General Partner or its affiliates has an obligation to fund any loan amounts required. The Partnership does not expect to make cash distributions to its partners in 1997.

             The Partnership does not intend to make advances to fund future operating deficits incurred by any Local Limited Partnership, but retains its prerogative to exercise business judgement to reverse this position if circumstances change. Moreover, the Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

                                   7 of 11

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Item 6.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)

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

             Results of Operations

             Net income decreased for the three months ended March 31, 1997 by $267,000 as compared to 1996, due to a decrease in cash distributions of $270,000 received from Local Limited Partnerships. In 1996, $350,000 was received from the Local Limited Partnership owning the Shadowbrook Apartments property which was lost through foreclosure in August 1996. For the three months ended March 31, 1997, $80,000 was received from the Local Limited Partnership owning the Lynwood property. Expenses decreased by $5,000 for the three months ended March 31, 1997 as compared to 1996 primarily due to a decrease in general and administrative expenses of $13,000 related to a reduction in professional fees, which was partially offset by an increase in management fees of $8,000.

                                   8 of 11

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibit 27

                  Financial Data Schedule

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   9 of 11

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


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


                                             WINTHROP RESIDENTIAL ASSOCIATES I,
                                                    A LIMITED PARTNERSHIP
                                                         (Registrant)

                                       BY:    ONE WINTHROP PROPERTIES, INC.
                                              Managing General Partner


                                              BY:______________________________
                                                  /S/ Michael L. Ashner
                                                  Chief Executive Officer


                                              BY:______________________________
                                                  /S/ Edward V. Williams
                                                  Chief Financial Officer

                                                  Dated:    May 13, 1997

                                   10 of 11