Form 10QSB
period 1997-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1997-08-06
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272
                                                -------

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Maryland                                   04-2720493
---------------------------------------     ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

One International Place, Boston, MA                       02110
---------------------------------------     ------------------------------------
(Address of principal executive office)                 (Zip Code)

        Registrant's telephone number, including area code (617) 330-8600
                                                           --------------

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

                                     1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1997
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)

                                                                               June 30,           December 31,
                                                                                 1997                 1996
                                                                             ------------         ------------

Assets
-------

Cash and cash equivalents                                                    $        237         $        280
Investment in Local Limited Partnerships                                            1,520                1,524
                                                                             ------------         ------------

     Total Assets                                                            $      1,757         $      1,804
                                                                             ============         ============

Liabilities and Partners' Capital
---------------------------------

Liabilities:
     Accrued expenses                                                        $          8         $         17
     Accrued interest payable to affiliate                                            117                  159
     Loans payable to affiliate                                                       666                  666
                                                                             ------------         ------------

     Total Liabilities                                                                791                  842
                                                                             ------------         ------------

Partners' Capital:

    Limited Partners
      Units of Limited Partnership Interest, $1,000 stated value per Unit;
        25,676 units authorized; and 25,595
        units issued and outstanding                                                2,018                2,014

    General Partners (Deficit)                                                     (1,052)              (1,052)
                                                                             ------------         ------------


Total Partners' Capital                                                               966                  962
                                                                             ------------         ------------

Total Liabilities and Partners' Capital                                      $      1,757         $      1,804
                                                                             ============         ============

                       See notes to financial statements.

                                     2 of 12

              WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
              --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1997
                            -------------------------

Statements of Income  (Unaudited)

(In Thousands, Except Unit Data)

                                                    For the Three Months Ended           For the Six Months Ended
                                                  June 30, 1997     June 30, 1996     June 30, 1997    June 30, 1996
                                                  --------------    --------------    --------------   --------------

Income:

     Income from Local Limited Partnership
        cash distributions                        $           --    $          287    $           80   $          637
     Equity in net loss of Local Limited
        Partnerships                                          (2)              (21)               --              (15)
Interest                                                       4                 2                 7                3
                                                  --------------    --------------    --------------   --------------

          Total income                                         2               268                87              625
                                                  --------------    --------------    --------------   --------------

Expenses:

     Amortization                                              2                 2                 4                4
     Interest                                                 16                16                31               31
     General and administrative                               36                61                40               78
     Management fees                                          --                10                 8               10
                                                  --------------    --------------    --------------   --------------

          Total expenses                                      54                89                83              123
                                                  --------------    --------------    --------------   --------------

Net (loss) income                                 $          (52)   $          179    $            4   $          502
                                                  ==============    ==============    ==============   ==============

Net (loss) income allocated to general partners   $           (3)   $            9    $           --   $           25
                                                  ==============    ==============    ==============   ==============

Net (loss) income allocated to limited partners   $          (49)   $          170    $            4   $          477
                                                  ==============    ==============    ==============   ==============

Net (loss) income per Unit of Limited
  Partnership Interest                            $        (1.91)   $         6.64    $         0.16   $        18.64
                                                  ==============    ==============    ==============   ==============


                       See notes to financial statements.

                                     3 of 12

              WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
              --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1997
                            -------------------------

Statement of Partners' Capital  (Unaudited)

(In Thousands, Except Unit Data)

                                       Units of
                                        Limited              General               Limited                Total
                                      Partnership           Partners'             Partners'             Partners'
                                       Interest             (Deficit)              Capital               Capital
                                  --------------------  -------------------   -------------------  --------------------

Balance - January 1, 1997                      25,595   $           (1,052)   $            2,014   $               962


Net Income                                                              --                     4                     4
                                  --------------------  -------------------   -------------------  --------------------

Balance - June 30, 1997                        25,595   $           (1,052)   $            2,018   $               966
                                  ====================  ===================   ===================  ====================

                       See notes to financial statements.

                                     4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1997
                            -------------------------

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                              For the Six Months Ended
                                                           June 30, 1997    June 30, 1996
                                                           -------------    -------------

Cash Flows from Operating Activities:

Net income                                                 $           4    $         502
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:

     Amortization                                                      4                4
     Equity in net loss of Local Limited Partnerships                 --               15

Changes in assets and liabilities:
     (Decrease) in accrued interest payable to
       affiliate                                                     (42)            (318)
     (Decrease) increase in accrued expenses                          (9)              30
                                                           -------------    -------------

     Net cash (used in) provided by operating activities             (43)             233
                                                           -------------    -------------

Net (decrease) increase in cash and cash equivalents                 (43)             233

Cash and cash equivalents, beginning of period                       280              111
                                                           -------------    -------------

Cash and cash equivalents, end of period                   $         237    $         344
                                                           =============    =============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
     Cash paid for interest                                $          73    $         350
                                                           =============    =============

                       See notes to financial statements.

                                     5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1997
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)
                                   -----------

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

     The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     The $666,000 owed to First Winthrop bears interest at the prime rate (8.5% at June 30, 1997) plus 1%. Interest expense related to such borrowings was $31,000 for each of the six months ended June 30, 1997 and 1996.

     Management fees earned by an affiliate of the Managing General Partner totaled $8,000 and $10,000 for the six months ended June 30, 1997 and 1996, respectively.

3.   Subsequent Event

     During July 1997, the Local Limited Partnership owning the Heritage Hills Townhouses sold the property. The Partnership received approximately $500,000 in distributions regarding the sale. The Local Limited Partnerships investment account had a zero balance at the date of sale.

                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1997
                            -------------------------


Item 6.      Management's Discussion and Analysis or Plan of Operation
             ---------------------------------------------------------

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources
             -------------------------------

             As of June 30, 1997, the Partnership retained an equity interest in seven Local Limited Partnerships.

             The level of liquidity based on cash and cash equivalents experienced a $43,000 decrease for the six months ended June 30, 1997, as compared to December 31, 1996, primarily due to the payment of accrued interest to an affiliate of $42,000. The Partnership invests its working capital reserves in a money market mutual fund.

             The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses and to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership, loans from an affiliate of the Managing General Partner and cash reserves.

             At June 30, 1997, the outstanding principal and accrued interest balance on the loans payable to an affiliate of the Managing General Partner was $783,000. The Partnership will be unable to fully repay this indebtedness until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership, or
             (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price to provide sufficient net sales proceeds to the Partnership. In addition, any future contributions by the Partnership to the Local Limited Partnerships would have to be funded by additional affiliate loans. Neither the Managing General Partner or its affiliates has an obligation to fund any loan amounts required. The Partnership does not expect to make cash distributions to its partners in 1997.

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

                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1997
                            -------------------------

Item 6.      Management's Discussion and Analysis or Plan of Operation
             (Continued)
             ---------------------------------------------------------


             Liquidity and Capital Resources (Continued)
             -------------------------------------------

             During July 1997, the Local Limited Partnership owning the Heritage Hills Townhouses sold the property. The Partnership received approximately $500,000 in distributions from the sale and intends to repay the accrued interest and a portion of the principal balance of the loans payable to an affiliate with the proceeds. The Local Limited Partnership investment account had a zero balance at the date of sale. The partners of the Partnership, as owners of the Local Limited Partnership, will incur a tax liability due to the recapture of the benefits taken in prior years.

             On September 1, 1996, the Local Limited Partnership owning The Villas Apartments signed a provisional workout agreement, expiring August 31, 1997, with the U.S. Housing and Urban Development Corporation ("HUD"). If HUD does not extend such workout agreement on August 31, 1997, the property could be lost through foreclosure. If HUD sells the mortgage, the provisional workout agreement may be terminated by the new lender.

             Results of Operations
             ---------------------

             Net income decreased for the six months ended June 30, 1997 by $498,000, as compared to 1996, due to a decrease in cash distributions of $557,000 received from Local Limited Partnerships. In 1996, $637,000 was received from three Local Limited Partnerships (Shadowbrook $494,000, Lynwood $101,000, and Stonewood $42,000). The Shadowbrook and Stonewood Apartment properties were lost through foreclosure during 1996 and accordingly no additional distributions will be received from these Local Limited

             Partnerships. For the six months ended June 30, 1997, $80,000 was received from the Local Limited Partnership owning the Lynnwood property. Expenses decreased by $40,000 for the six months ended June 30, 1997, as compared to 1996, primarily due to a decrease in general and administrative expenses of $38,000 attributable to costs associated with the Shadowbrook foreclosure during 1996.

                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1997
                            -------------------------

Part II - Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)    Exhibits

                  27.    Financial Data Schedule.

                  99.    Supplementary Information Required Pursuant to Section
                         9.4 of the Partnership Agreement.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 1997
                            -------------------------

                                   SIGNATURES
                                   ----------

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

                                        WINTHROP RESIDENTIAL ASSOCIATES I,
                                               A LIMITED PARTNERSHIP
                                                   (Registrant)

                                        BY: ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner

                                            BY: /s/ Michael L. Ashner
                                               --------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer

                                            BY: /s/ Edward V. Williams
                                               --------------------------------
                                                Edward V. Williams
                                                Chief Financial Officer

                                                Dated: August 4, 1997

                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                                  JUNE 30, 1997
                                  -------------

Exhibit Index

      Exhibit                                                     Page No.
      -------                                                     --------

27.   Financial Data Schedule                                         -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                      12

                                    11 of 12