Form 10QSB
period 1997-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1997-11-14
CIK 350903

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

           Winthrop Residential Associates I, A Limited Partnership
           --------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Maryland                                    04-2720493
     -------------------------------       -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

  Five Cambridge Center, Cambridge, MA                    02142-1493
---------------------------------------    -----------------------------------
(Address of principal executive office)                   (Zip Code)

      Registrant's telephone number, including area code (617) 234-3000
                                                         --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

                                   1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)
                                                 September 30,   December 31,
                                                     1997            1996
                                                 -------------   ------------
Assets

Cash and cash equivalents                        $         239   $         280
Investment in Local Limited Partnerships                 1,484           1,524
                                                 -------------   -------------
  Total Assets                                   $       1,723   $       1,804
                                                 =============   =============
Liabilities and Partners' Capital

Liabilities:
  Accrued expenses                               $           7   $          17
  Accrued interest payable to affiliate                      5             159
  Loans payable to affiliate                               289             666
                                                 -------------   -------------

  Total Liabilities                                        301             842
                                                 -------------   -------------
Partners' Capital:

    Limited Partners
      Units of Limited Partnership Interest,
       $1,000 stated value per Unit; 25,676
       units authorized; and 25,595
       units issued and outstanding                      2,471           2,014

    General Partners (Deficit)                          (1,049)         (1,052)
                                                  -------------   -------------

Total Partners' Capital                                  1,422             962
                                                  -------------   -------------

Total Liabilities and Partners' Capital           $       1,723   $       1,804
                                                  =============   =============

                      See notes to financial statements.

                                   2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Statements of Income  (Unaudited)

(In Thousands, Except Unit Data)

                                       For the Three Months Ended  For the Nine Months Ended
                                      September 30, September 30, September 30, September 30,
                                          1997          1996          1997          1996
                                      ------------  ------------- -------------  ------------
Income:

     Income from Local Limited Partnership
        cash distributions                $      24   $       3    $     104    $     640
     Gain on sale of property from
        Local Limited Partnership               500           -          500            -
     Equity in net loss of Local Limited
        Partnership                             (34)        (12)         (34)         (27)
     Interest                                     3           4           10            7
                                          ---------   ---------    ---------    ---------
          Total income                          493          (5)         580          620
                                          ---------   ---------    ---------    ---------
Expenses:

     Amortization                                 1           1            5            5
     Interest                                    10          15           41           46
     General and administrative                  24          33           64          111
     Management fees                              2           -           10           10
                                          ---------   ---------    ---------    ---------

          Total expenses                         37          49          120          172
                                          ---------   ---------    ---------    ---------
Net income (loss)                         $    456    $     (54)   $     460    $     448
                                          =========   =========    =========    =========
Net income (loss) allocated to general
   partners                               $       3   $     (3)    $       3    $      22
                                          =========   =========    =========    =========
Net income (loss) allocated to limited
   partners                               $     453   $    (51)    $     457    $     426
                                          =========   =========    =========    =========
Net income (loss) per Unit of Limited
  Partnership Interest                    $   17.70   $  (1.99)    $   17.86    $   16.64
                                          =========   =========    =========    =========

                      See notes to financial statements.

                                   3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997


Statement of Partners' Capital  (Unaudited)

(In Thousands, Except Unit Data)

                                   Units of
                                   Limited       General      Limited        Total
                                 Partnership    Partners'     Partners'    Partners'
                                  Interest      (Deficit)     Capital       Capital
                                ------------- ------------  -----------  ------------
Balance - January 1, 1997            25,595   $   (1,052)   $    2,014    $      962


Net Income                                             3           457           460
                                ------------- ------------  -----------  ------------

Balance - September 30, 1997         25,595   $   (1,049)   $    2,471    $    1,422
                                ============= ============  ===========  ============



                      See notes to financial statements.

                                   4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997


Statements of Cash Flows (Unaudited)

(In Thousands)

                                                    For the Nine Months Ended
                                                  September 30,   September 30,
                                                       1997          1996
                                                  --------------  ------------
Cash Flows from Operating Activities:

Net income                                        $         460   $         448
Adjustments to reconcile net income to
  net cash (used in) provided by operating activities:

  Amortization                                                5               5
  Equity in net loss of Local Limited
    Partnership                                              34              27
  Gain on sale of property from Local Limited
    Partnership                                            (500)             --

Changes in assets and liabilities:
  Decrease in accrued interest payable to
    affiliate                                              (154)           (304)
  (Decrease) increase in accrued expenses                    (9)             38
                                                 ---------------  --------------

  Net cash (used in) provided by operating
    activities                                              (164)            214
                                                 ---------------  --------------

Cash Flows from Investing Activities:

  Proceeds from Local Limited Partnership sale of
    property                                                500              --
                                                 ---------------  --------------

  Cash provided by investing activities                     500              --
                                                 ---------------  --------------

Cash Flows from Financing Activities:

  Repayment of loans payable to affiliate                  (377)             --
                                                 ---------------  --------------

  Cash used in financing activities                        (377)             --
                                                 ---------------  --------------


Net (decrease) increase in cash and cash equivalents        (41)            214

Cash and cash equivalents, beginning of period              280             111
                                                 ---------------  --------------

Cash and cash equivalents, end of period          $         239   $         325
                                                 ===============  ==============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

  Cash paid for interest                          $         195   $         350
                                                 ===============  ==============

                      See notes to financial statements.

                                   5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

                        NOTES TO FINANCIAL STATEMENTS

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Note 3. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

     The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     At September 30, 1997, the outstanding principal and accrued interest to First Winthrop was $294,000. The loan bears interest at prime (8.50% at September 30, 1997) plus 1%. During 1997, the Partnership repaid $377,000 of the principal balance and $195,000 of interest (of which $154,000 was accrued in prior years). Interest expense related to such borrowings was $41,000 and $46,000 for the nine months ended September 30, 1997 and 1996, respectively.

     Management fees earned by an affiliate of the Managing General Partner totaled $10,000 for each of the nine months ended September 30, 1997 and 1996.

 3.   Gain on Sale of Property from Local Limited Partnership

     During July 1997, the Local Limited Partnership owning the Heritage Hills Townhouses sold the property. The Partnership received $500,000 in distributions from the sale. The Partnership recognized a $500,000 gain on sale, as a result of the Partnership's investment account having a zero balance at the date of sale. The Local Limited Partnership is expected to terminate during the fourth quarter of 1997.

4.   Subsequent Event

     On October 28, 1997, affiliates of the general partner and Insignia Financial Group, Inc. ("Insignia") entered into an agreement pursuant to which, among other things, upon approval from the U.S. Department of Housing and Urban Development, an affiliate of Insignia will be retained as the property manager at the Local Limited Partnership property that is currently managed by an affiliate of the Managing General Partner and will gain control of the local general partner of the Local Limited Partnership through the purchase of Class B Stock in the entity which controls the stock of the local general partner. The new management agreement has the same terms as the existing agreement. In addition, an affiliate of Insignia purchased the loans payable and accrued interest therein to an affiliate of the Managing General Partner.

                                   6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1997

Item 6.      Management's Discussion and Analysis or Plan of Operation

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             As of September 30, 1997, the Partnership retained an equity interest in seven Local Limited Partnerships. The Local Limited Partnership owning the Heritage Hill Townhouses is expected to terminate during the fourth quarter of 1997, as a result of the sale of the property during July 1997.

             The level of liquidity based on cash and cash equivalents experienced a $41,000 decrease for the nine months ended September 30, 1997, as compared to December 31, 1996. The Partnership's $164,000 used in operating activities and $377,000 of repayment of loans payable to an affiliate (financing activities) were only partially offset by $500,000 of sale proceeds received from the Local Limited Partnership owning the Heritage Hills Townhouses (investing activities). During July 1997, the Local Limited Partnership owning the Heritage Hills Townhouses sold the property and distributed $500,000 of sale proceeds to the Partnership. The Partnership repaid a portion of the principal balance of the loans payable to an affiliate and accrued interest with the sales proceeds. The Partnership recognized a $500,000 gain on sale as a result of the Partnership's investment account having a zero balance at the date of sale. It is expected that a gain of approximately $175 per unit will be allocated to the Limited Partners due to the recapture of benefits taken in prior years with respect to this Local Limited Partnership.

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

             At September 30, 1997, the outstanding principal and accrued interest on the loans payable to an affiliate of the Managing General Partner was $294,000. The Partnership repaid $377,000 of the loans payable to an affiliate and $195,000 of interest
             (of which $154,000 was accrued in prior years), primarily from sales proceeds received from the Local Limited Partnership owning the Heritage Hills Townhouses. The Partnership will be unable to fully repay this indebtedness until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership, or
             (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price to provide sufficient net sales proceeds to the Partnership. In addition, any future contributions by the Partnership to the Local Limited Partnerships would have to be funded by additional affiliate loans. Neither the Managing General Partner or its affiliates has an obligation to fund any loan amounts required. The Partnership does not expect to make cash distributions to its partners in 1997.

                                   7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Item 6.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)

             At present, the Partnership has no intention of making advances to fund future operating deficits incurred by any Local Limited Partnership, but retains its right to exercise business judgement to reverse this position if circumstances change. Moreover, the Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

             On September 1, 1996, the Local Limited Partnership owning The

             Villas Apartments signed a provisional workout agreement, which expired August 31, 1997, with the U.S. Department of Housing and Urban Development ("HUD"). The Local Limited Partnership submitted a proposal to HUD to extend the term through December 31, 1998 and is awaiting approval from HUD. If HUD does not extend such workout agreement, the property could be lost through foreclosure. If HUD sells the mortgage, the provisional workout agreement may be terminated by the new mortgage holder.

             Results of Operations

             Net income increased for the nine months ended September 30, 1997 by $12,000, as compared to 1996, primarily due to the $500,000 gain on sale of property from the Local Partnership owning the Heritage Hills Townhouses and a decrease in general and administrative expenses of $47,000, which was partially offset by a decrease in income from Local Limited Partnership cash distributions of $536,000. General and administrative expenses declined due to costs associated with the Shadowbrook foreclosure during 1996. In 1996, $640,000 was received from three Local Limited Partnerships (Shadowbrook $494,000, Lynwood $101,000, and Stonewood $45,000). The Shadowbrook and Stonewood Apartment properties were lost through foreclosure during 1996 and accordingly, no additional distributions will be received from these Local Limited Partnerships. For the nine months ended September 30, 1997, $80,000 was received from the Local Limited Partnership owning the Lynwood property and $24,000 from the Local Limited Partnership owning the Heritage Hills Townhouses.

                                   8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  27.    Financial Data Schedule.

                  99.    Supplementary Information Required Pursuant to
                         Section 9.4 of the Partnership Agreement.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

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

                                       WINTHROP RESIDENTIAL ASSOCIATES I,
                                            A LIMITED PARTNERSHIP


                                       BY: ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner


                                       BY:/s/ Michael L. Ashner
                                          --------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer


                                       BY:/s/ Edward V. Williams
                                          --------------------------------
                                          Edward V. Williams
                                          Chief Financial Officer

                                          Dated:  November 13, 1997

                                   10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                              SEPTEMBER 30, 1997

Exhibit Index

      Exhibit                                                          Page No.
      -------                                                          -------
27.   Financial Data Schedule                                               --

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                             12







                                   11 of 12