Form 10KSB
period 1997-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1998-04-01
CIK 350903

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
Securities Exchange Act of 1934
                                                              Commission File
For the year ended December 31, 1997                          Number 0-10272


           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)

           Maryland                                      04-2720493
  (State of Organization)                          (I.R.S. Employer I.D. No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts             02142
      (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number including area code (617) 234-3000

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                                Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant's revenues for its most recent fiscal year were $593,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None

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

        In 1981, the Partnership sold, pursuant to Registration Statement on Form S-11 filed with the Securities and Exchange Commission, 25,666 Units of limited partnership interest ("Unit") at a purchase price of $1,000 per Unit (an aggregate of $25,666,000). Capital contributions net of selling commissions and sales registration costs were utilized to purchase interests in 16 Local Limited Partnerships and the remainder in temporary short-term investments.

        The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes originally subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. The Partnership has sold its interests in six properties: Greentree Apartments (November 1986), Marsh Cove Apartments (December 1986), Orchard

Hill (October 1988), Racquet Club (May 1989), Columbine (May 1989) and Heritage Hills Townhouses (1997). See "Item 2. Description of Properties." A seventh property, Copperfield Apartments, was sold in 1985 by its Local Limited Partnership which provided seller financing with a second mortgage. The buyer subsequently defaulted on the second mortgage in 1988, and the Local Limited Partnership completed the reacquisition of the property in August 1991. The Partnership lost its ownership interests in The Park Apartments and Candlewood Apartments when HUD foreclosed on the Local Limited Partnerships owning those properties in August 1993 and January 1995, respectively. The mortgage encumbering Stonewood Apartments was foreclosed in March 1996 and Shadowbrook Apartments was effectively deeded in lieu of foreclosure to the lender in August 1996. See "Defaults" below.

        The Partnership has entered into a letter of intent pursuant to which it will sell 37.5% of its 80% residual interest in the Local Limited Partnership which owns Copperfield Apartments to the general partner of such Local Limited Partnership. If this sale, which is subject to many conditions, is consummated, it is expected that the Partnership will receive approximately $260,000 in net proceeds.

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

        The Local Limited Partnership owning Shadowbrook defaulted on its mortgage in November 1987, and the mortgage was subsequently assigned by the lender to HUD. In August 1996, unable to reach a resolution to cure the default, this property was effectively deeded in lieu of foreclosure to the lender. See Item 7, Financial Statements-Note 8.


        The Local Limited Partnership owning The Villas defaulted on its mortgage obligation in November 1991. The lender assigned the mortgage to HUD in August 1992. On September 1, 1996, a provisional workout agreement was entered into with HUD. This agreement expired on August 31, 1997. The provisional workout agreement was extended through December 30, 1998. The Partnership is currently negotiating with HUD to reach a resolution. There can be no assurance that a resolution of this default will be reached with HUD. If the Partnership and HUD are unable to agree on a resolution, the Property could be lost through foreclosure.

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

Employees

        The Partnership does not have any employees. Services were performed for the Partnership until December 16, 1997 by the Managing General Partner,

and Winthrop Management LLC, an affiliate of the Managing General Partner.

        On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement. See "Item 12. Certain Relations and Related Transactions."

Change in Control

        On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA also acquired the sole general partner interest of Linnaeus-Hampshire. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of One Winthrop resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Item 2. Description of Properties.

        The following table sets forth certain information regarding the properties owned by the six Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 1998:


                                                   Date of      Number of
Property Name                Location            Acquisition(1)   Units
-------------                --------            --------------   -----
The Villas Apartments        Amarillo, TX          6/05/81         136
Lynnwood Park Apartments     Raleigh, NC           9/28/81         152
Stonegate Apartments         Holland, MI           8/04/81         156
Albany Landing Apartments    Decatur, AL           4/02/82         120
College Green Apartments     Wilmington, NC        11/30/81        138
Copperfield Apartments       Columbia, SC          8/22/91         120
----------------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

        The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                  Principal                                          Principal
                  Balance at                                          Balance
                 December 31,  Interest     Period       Maturity     Due at
Property            1997         Rate      Amortized       Date      Maturity
--------            ----        ------    -----------      ----      --------
The Villas        $3,574,000     7.5%      40 years      8/1/2022      (1)
Lynndale          $4,180,000     7.5%      40 years      3/1/2023      (1)
Stonegate         $4,826,000     7.5%      40 years      3/1/2022      (1)
Albany Landing    $2,807,000     7.5%      40 years      9/1/2023      (1)
College Green     $2,794,000     7.5%      40 years      3/1/2023      (1)
Copperfield       $  745,000     7.5%      30 years      6/1/2012      (1)

(1)     Self-amortizing loan.

        The following table sets forth the Partnership's limited partnership ownership interest in each of the Local Limited Partnerships:

Local Limited Partnership           Ownership Interest

The Villas, Ltd.                           99%
Lynndale Apartments, Ltd.                  50%
Stonegate Apartments
  Limited Partnership                      93%
Cedar Lake,  Ltd.                          98.93%
College Green                              95%
First Investment
  Limited Partnership I                    80%

        In July 1997, the Local Limited Partnership owning Heritage Hills Townhouses sold the property. Net proceeds distributed to the Partnership as a result of the sale totaled $506,000. See "Item 7. Financial Statements -
Note 7" for information relating to the tax effect of this sale.


        As of March 15, 1998, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

        The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                          Average Monthly
                     Average Monthly          Rental
                     Occupancy Rate       Rate per Unit

Property             1997      1996       1997       1996
--------             ----      ----       ----       ----

The Villas           98%       98%        $431       $431
Lynnwood Park        98%       99%        $536       $526
Stonegate            95%       95%        $526       $523
Albany Landing       82%       93%        $403       $395
College Green        94%       96%        $525       $479
Copperfield          89%       90%        $482       $469

        Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1997 (in thousands):

                 Gross                                             Federal
                Carrying    Accumulated                              Tax
Property         Value      Depreciation      Rate        Method    Basis
--------         -----      ------------      ----        ------    -----
The Villas       $4,565       $2,722        5-25 yrs.      S/L     $  400
Lynnwood Park    $4,427       $2,795       10-25 yrs.      S/L     $  183
Stonegate        $4,784       $3,030        5-25 yrs.      S/L     $1,754
Albany Landing   $3,347       $1,918       10-25 yrs.      S/L     $  165
College Green    $3,529       $2,194       10-25 yrs.      S/L     $  154
Copperfield      $3,029       $  733      5-27.5 yrs.      S/L     $1,841


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

        As of March 1, 1998, there were 2,870 holders of Units holding 25,585 units.

        The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 1997 or 1996.

Item 6. Management's Discussion and Analysis or Plan of Operation

        The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

        As of December 31, 1997, the Partnership retained an equity interest in six Local Limited Partnerships. During July 1997, Washington Square Limited Partnership sold the Heritage Hills Townhouses property. This Local Limited Partnership was terminated in the fourth quarter of 1997.

        The level of liquidity based on cash and cash equivalents experienced a $29,000 decrease for the year ended December 31, 1997, as compared to

December 31, 1996. The Partnership's $11,000 used in operating activities, $377,000 of repayment of loans payable to an affiliate and $147,000 decrease in accrued interest payable to an affiliate (financing activities), more than offset the $506,000 of sale proceeds received from the sale of the Heritage Hills Townhouses (investing activities). During July 1997, the Local Limited Partnership owning the Heritage Hills Townhouses sold the property and distributed $506,000 of sale proceeds to the Partnership. The Partnership repaid a portion of the principal balance of the loans payable to an affiliate and accrued interest with the sales proceeds. The Partnership recognized a $506,000 gain on sale as a result of the Partnership's investment account having a zero balance at the date of sale. For tax purposes, a gain of approximately $188 per unit will be allocated to the limited partners, primarily due to the recapture of benefits taken in prior years with respect to this Local Limited Partnership.

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

        On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Service Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of the Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership as provided in the Partnership Agreement.

        The loan payable to an affiliate of the Managing General Partner was assigned to an unaffiliated third party on October 27, 1997. The loan, which bears interest at prime plus 1%, is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was $301,000 at December 31, 1997. Prior to the transfer, the Partnership repaid $377,000 of the loans payable to an affiliate and $195,000 of interest (of which $154,000 was accrued in prior years), primarily from sales proceeds received from the sale of the Heritage Hills Townhouses. The Partnership will be unable to fully repay this indebtedness and continue to fund its general and administrative expenses until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership; or, (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price to provide sufficient net sales proceeds to the Partnership. In addition, any future contributions by the

Partnership to the Local Limited Partnerships would have to be funded by additional affiliate loans. Neither the Managing General Partner or its affiliates has an obligation to fund any loan amounts required. The Partnership did not make cash distributions to its partners during 1997 or 1996.

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

        On September 1, 1996, the Local Limited Partnership owning The Villas Apartments signed a provisional workout agreement, expiring August 31, 1997, with the U.S. Department of Housing and Urban Development ("HUD"). The provisional workout agreement has been extended until December 30, 1998. The Partnership is currently negotiating with HUD to reach a resolution. There can be no assurance that a resolution of this default will be reached with HUD. If the Partnership and HUD are unable to agree on a resolution, the Property could be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

        The Cedar Lake Ltd. Local Limited Partnership, which owns Albany Landings Apartments, has incurred significant operating losses and cash flow deficits. If operations at the property do not improve, this property may be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.


        The Partnership has entered into a letter of intent pursuant to which it will sell 37.5% of its 80% interest in the Local Limited Partnership, which owns Copperfield Apartments, to the general partner of such Local Limited Partnership. If this sale, which is subject to many conditions, is consummated, it is expected that the Partnership will receive approximately $260,000 in net proceeds. As a result of this negotiated sales price, the

Partnership has recorded a $762,000 write-down of its investment in the Local Limited Partnership.

        The Partnership is dependent upon Coordinated Services and the management agents of the Local Limited Partnerships for management and administrative services. Coordinated Services has completed an assessment and believes that their computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The Partnership does not expect that it will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

        The Partnership's net loss for the year ended December 31, 1997 was approximately $322,000 as compared to net income of approximately $359,000 for the year ended December 31, 1996.

        The decrease in net income of $681,000 is attributable to the $762,000 write-down of the Partnership's investment in a Local Limited Partnership and a $519,000 decrease in income from Local Limited Partnership cash distributions, which was partially offset by the $506,000 gain on sale of the Heritage Hills Townhouses property.

        During the year ended December 31, 1997, approximately $81,000 was received from the Local Limited Partnership owning the Lynwood property and $24,000 was received from the Local Limited Partnership owning the Heritage Hills Townhouses. The Partnership also received residual cash distributions of $22,000, and $2,000 from the Shadowbrook and Candlewood properties, respectively. In 1996, $648,000 was received from three Local Limited Partnerships (Shadowbrook $502,000, Lynwood $101,000, and Stonewood $45,000). The Shadowbrook and Stonewood Apartment properties were lost through foreclosure during 1996 and accordingly, no additional distributions will be received from these Local Limited Partnerships.

        General and administrative costs declined due to costs associated with the Shadowbrook foreclosure during 1996.

Item 7. Financial Statements

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            FINANCIAL STATEMENTS

                        YEAR ENDED DECEMBER 31, 1997

                                    INDEX


                                                                          Page
                                                                          ----

Independent Auditors' Report .............................................F - 2

Financial Statements:

Balance Sheets as of December 31, 1997 and 1996...........................F - 3

Statements of Operations for the Years Ended
    December 31, 1997 and 1996............................................F - 4

Statements of Partners' Capital for the Years Ended
    December 31, 1997 and 1996............................................F - 5

Statements of Cash Flows for the Years Ended
    December 31, 1997 and 1996............................................F - 6

Notes to Financial Statements.............................................F - 7

                        Independent Auditors' Report

To the Partners
Winthrop Residential Associates I, A Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Winthrop Residential Associates I, A Limited Partnership (a Maryland limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note 1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                         /s/ Imowitz Koenig & Co., LLP

New York, New York
March 9, 1998

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                                BALANCE SHEETS
                       (In Thousands, Except Unit Data)

                                                     DECEMBER 31,
                                                --------------------
                                                  1997        1996
                                                --------    --------
ASSETS

Cash and cash equivalents                       $    251    $    280
Investment in Local Limited Partnership              700       1,524
                                                --------    --------

      Total Assets                              $    951    $  1,804
                                                ========    ========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued interest and expenses                   $     22    $     17
Accrued interest payable to affiliate                  -         159
Loan payable                                         289           -
Loans payable to affiliate                             -         666
                                                --------    --------
      Total Liabilities                              311         842
                                                --------    --------
Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest,
      $1,000 stated value per unit; 25,676
      units authorized; 25,595 units issued
      and outstanding                              1,728       2,014
General Partners' (deficit)                       (1,088)     (1,052)
                                                --------    --------
      Total Partners' Capital                        640         962
                                                --------    --------
      Total Liabilities and Partners' Capital   $    951    $  1,804
                                                ========    ========

                      See notes to financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
                       (In Thousands, Except Unit Data)

                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------

                                                                             1997               1996
                                                                      -----------------   -----------------
Income:

Income from Local Limited Partnership
  cash distributions                                                  $            129    $            648
Gain on sale of property from Local Limited Partnership                            506                   -
Equity in net loss of Local Limited Partnership                                    (55)                (74)
Interest                                                                            13                  11
                                                                      -----------------   -----------------
      Total Income                                                                 593                 585
                                                                      -----------------   -----------------
Expenses:

Amortization                                                                         7                   7
Interest                                                                            48                  62
General and administrative                                                          88                 147
Management fees                                                                     10                  10
Write-down of investment in a
  Local Limited Partnership                                                        762                   -
                                                                      -----------------   -----------------

      Total Expenses                                                               915                 226
                                                                      -----------------   -----------------

Net (loss) income                                                     $           (322)   $            359
                                                                      =================   =================

Net (loss) income allocated to General Partners                       $            (36)   $             18
                                                                      =================   =================

Net (loss) income allocated to Limited Partners                       $           (286)   $            341
                                                                      =================   =================

Net (loss) Income per Unit of Limited Partnership Interest            $         (11.17)   $          13.32
                                                                      =================   =================

                      See notes to financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                       STATEMENTS OF PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                       (In Thousands, Except Unit Data)

                                           Units of
                                            Limited          General          Limited
                                          Partnership       Partners'        Partners'          Total
                                           Interest          Deficit          Capital          Capital
                                         --------------   --------------   --------------   --------------

Balance - January 1, 1996                       25,595    $      (1,070)   $       1,673    $         603

    Net Income                                                       18              341              359
                                         --------------   --------------   --------------   --------------
Balance - December 31, 1996                     25,595           (1,052)           2,014              962

    Net Loss                                         -              (36)            (286)            (322)
                                         --------------   --------------   --------------   --------------
Balance - December 31, 1997                     25,595    $      (1,088)   $       1,728    $         640
                                         ==============   ==============   ==============   ==============

                      See notes to financial statements.

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                       (In Thousands, Except Unit Data)

                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                            1997                1996
                                                                      -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                     $           (322)   $            359
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

      Gain on sale of property from Local Limited Partnership                     (506)                  -
      Amortization                                                                   7                   7
      Equity in loss of Local Limited Partnerships                                  55                  74
      Write-down of investment in a Local Limited Partnership                      762

Changes in assets and liabilities:
      (Decrease) increase in accrued expenses                                       (7)                 17
                                                                      -----------------   -----------------
      Net cash (used in) provided by operating activities                          (11)                457
                                                                      -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from Local Limited Partnership sale of property                     506                   -
                                                                      -----------------   -----------------
      Cash provided by investing activities                                        506                   -
                                                                      -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in accrued interest payable                                        (147)               (288)
      Repayment of loans payable to affiliate                                     (377)                  -
                                                                      -----------------   -----------------

      Cash used in financing activities                                           (524)               (288)
                                                                      -----------------   -----------------
      Net (decrease) increase in cash and cash equivalents                         (29)                169

Cash and cash equivalents, Beginning of Year                                       280                 111
                                                                      -----------------   -----------------
Cash and cash equivalents, End of Year                                $            251    $            280
                                                                      =================   =================
Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                          $            195    $            350
                                                                      =================   =================

                      See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Winthrop Residential Associates I, A Limited Partnership (the "Partnership"), was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. At December 31, 1997, the Partnership has investments in six Local Limited Partnerships, each owning one apartment complex. The properties are located throughout the United States. One property owned by a Local Limited Partnership, was sold during 1997 (see Note 7).

        The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000. At December 31, 1997 and 1996, there were 25,595 limited partnership units issued and outstanding.

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

Reclassification

        Certain amounts from 1996, were reclassified to conform to the 1997 presentation.

2.      ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

        In accordance with the partnership agreement, profits and losses not arising from a sale and cash available for distribution from operations shall be allocated 5% to the general partners and 95% to the limited partners. Gains and distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then in accordance with the partnership agreement, however, the general partner is allocated at least 1% of the gain. If there are no sale proceeds, gains from a sale are allocated 5% to the general partners and 95% to the limited partners.

3.      TRANSACTIONS WITH RELATED PARTIES

        One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner"), and WP Management Co., Inc. ("WP Management"), the manager of the Partnership's investments in the Local Limited Partnerships are wholly owned subsidiaries of First Winthrop Corporation ("First Winthrop"), which in turn is controlled by Winthrop Financial Associates, A Limited Partnership ("WFA").

        WP Management is entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited

Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee is noncumulative and commences at the closing of each Local Limited Partnership's permanent loan. WP Management earned $10,000 of such fees in 1997 and 1996.

        On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership, as provided in the Partnership Agreement.

        The Partnership has depleted its available reserves and, as a result, borrows amounts from First Winthrop to pay operating expenses and fund operating deficits at properties owned by the Local Limited Partnerships. The borrowings from First Winthrop bear interest at the prime rate (8.50% and 8.25% at December 31, 1997 and 1996, respectively) plus 1%. The loan was transferred by First Winthrop to an unaffiliated third party on October 27, 1997. The accrued interest payable to First Winthrop was $159,000 at December 31, 1996. The Partnership paid $195,000 of accrued interest to First Winthrop in 1997, before the transfer. The Partnership will repay the loans from cash flow generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships.

        An affiliate of the Managing General Partner received approximately $32,000 and $83,000 in management fees from Local Limited Partnerships during 1997 and 1996, respectively.


4. INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

        As of December 31, 1997, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

Local Limited Partnership                                 Percentage Ownership
-------------------------                                 --------------------
The Villas Ltd. (The Villas Apartments)                             99
Lynndale Apartments, Ltd. (Lynwood Park Apartments)                 50
Stonegate Apartments Limited Partnership (Stonegate Apartments)     93

Cedar Lake, Ltd. (Albany Landing Apartments)                        99
College Green Limited Partnership (College Green Apartments)        95
First Investment Limited Partnership (Copperfield Apartments)       80

The Partnership's equity interest in Washington Square Limited Partnership (89%) was sold in July 1997.

The above Local Limited Partnerships have outstanding mortgages totaling $18,946,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                      DECEMBER 31

                                                              1997                1996
                                                        ---------------      -------------
ASSETS

Real estate, at cost:

  Land                                                  $           929      $       1,543

  Buildings, net of accumulated
   depreciation of $13,391 and $16,499 in
   1997 and 1996, respectively                                    9,372             12,740

  Cash and cash equivalents                                         505              1,162

  Other assets, net of accumulated
   amortization of $722 and $896 in 1997
   and 1996, respectively                                         1,172              1,744
                                                        ---------------      -------------
Total Assets                                            $        11,978      $      17,189
                                                        ================     =============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                         $           774      $         804
  Loans payable                                                     578                578
  Mortgage notes payable                                         18,946             25,810
  Accounts payable and accrued expenses                           1,115              1,604
                                                        ----------------     -------------


  Total Liabilities                                             21,413             28,796
                                                        ----------------     -------------
Partners' Capital:

  Winthrop Residential Associates I                             (7,814)            (8,921)
  Other partners                                                (1,621)            (2,686)
                                                        ---------------      -------------
                                                                (9,435)           (11,607)
                                                        ---------------      -------------
Total Liabilities and Partners' Capital                 $       11,978       $     17,189
                                                        ================     =============

The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                        -------------------- -------------------
                                                                1997                 1996
                                                                ----                 ----
Income:

  Rental Income                                         $       5,020        $      6,822
  Other Income                                                    387                 578
                                                        --------------       ------------
    Total Income                                                5,407               7,400
                                                        --------------       ------------
Expenses:

  Interest                                                      1,750               2,476
  Depreciation and amortization                                 1,263               1,495
  Taxes and insurance                                             517                 830
  Other operating expenses                                      2,814               3,534
                                                        --------------        -----------
    Total expenses                                              6,344               8,335
                                                        --------------        -----------
Loss from operations                                             (937)               (935)

Gain on sale of properties                                      3,298               8,181
                                                        --------------        -----------
Net income                                              $       2,361        $      7,246
                                                        ==============       =============
Net income allocated to Winthrop
Residential Associates I                                $       1,212        $      6,881

                                                        =============        =============
Net income allocated to other partners                  $       1,149        $        365
                                                        =============        =============

        During 1997, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 1997, the net cumulative operating deficit advanced to the Local Limited Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital contributions. The remaining $138,000 represents a purchase of interests in a Local Limited

Partnership, which is not accounted for by the Local Limited Partnership.

5. INTENT TO SELL AND WRITE-DOWN OF INVESTMENT IN LOCAL LIMITED PARTNERSHIP

        The Partnership has entered into a letter of intent pursuant to which it will sell 37.5% of its 80% interest in a Local Limited Partnership, First Investment Limited Partnership 1 ("FILP"), to the general partner of the Local Limited Partnership. If this sale, which is subject to many conditions, is consummated, it is expected that the Partnership will receive approximately $260,000 in net proceeds. As a result of this negotiated sales price, the Partnership recorded a $762,000 write-down of its investment in FILP to its net realizable value.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments. Due to the nature of the loans payable it is not practicable to estimate their fair value because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership.

7. GAIN ON SALE OF PROPERTY FROM LOCAL LIMTED PARTNERSHIP

        During July 1997, the Washington Square Local Limited Partnership owning the Heritage Hills Townhouses sold the property. The Partnership received $506,000 in distributions from the sale. The Partnership recognized a $506,000 gain on sale, as a result of the Partnership's investment account having a zero balance at the date of sale. The Local Limited Partnership was terminated during the fourth quarter of 1997.

8. FORECLOSURE OF REAL ESTATE

        The mortgage encumbering the Local Limited Partnership owning the Stonewood property ("Stonewood") was foreclosed upon in March 1996 and the mortgage encumbering Louisiana Housing Partners ("Shadowbrook") was effectively deeded in lieu of foreclosure to the lender in August 1996. The carrying value on the books of the Partnership of these investments was zero at the time of foreclosure. Distributions from such partnerships aggregated $539,000 for the year ended December 31, 1996 and are included in income. For tax purposes, the Partnership recognized a gain of approximately $10,500,000 in 1996 as a result of the foreclosure.

9. TAXABLE INCOME

        The Partnership's taxable income differs from the net income (loss) for financial reporting purposes, as follows (in thousands):

                                                             1997    1996
                                                             ----    ----
  Net income (loss) for financial reporting purposes       $ (322) $  359
      Plus:  Amortization of capitalized costs and
             costs in excess of the Partnership's
             initial basis in the net assets of the             7       7
             Local Limited Partnerships

             Tax gains in excess of gains for
             financial reporting purposes (due
             primarily to termination)                      4,386  10,558

             Writedown of investment                          762       -

             Equity in Local Limited Partnerships
             GAAP loss in excess of tax loss                  503     184

      Less:  Equity in Local Limited Partnership's
             losses for financial reporting purposes
             not recognizable under the equity method
             of accounting                                   (853)   (834)

             Income from Local Limited Partnerships
             Cash distributions                              (129)   (648)
                                                           ------  ------
                                                           $4,354  $9,626
                                                           ======  ======

10. CONTINGENCIES

        On Septebmber 1, 1996, the Local Limited Partnership owning The Villas Apartments signed a provisional workout agreement, which expired August 31, 1997, with the U.S. Department of Housing and Urban Development ("HUD"). The provisional workout agreement has been extended until December 30, 1998. The Partnership is currently negotiating with HUD to reach a resolution. There can be no assurance that a resolution of this default will be reached with HUD. If the Partnerhsip and HUD are unable to agree on a resolution, the Property could be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.


        The Cedar Lake Ltd. Local Limited Partnership has incurred significant operating losses and cash flow deficits. If operations at the property do not improve, this property may be lost through foreclosure. The Partnerhsip's investment in this Local Limited Partnership had previously been written-down to zero.

Item 8. Changes in and Disagreements on Accounting and
        Financial Disclosure.

        There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name and Age                 Managing General Partner   Officer Since
------------                 ------------------------   -------------
Michael L. Ashner            Chief Executive Officer        1-96
                              and Director

Edward Williams              Chief Financial Officer        4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President          1-96

Carolyn Tiffany              Vice President and Clerk      10-95

        Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

        Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American

Companies and Senior Manager at Price Waterhouse.

        Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

        Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

        One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

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

        Effective December 16, 1997, the Managing General Partner and certain of its affiliates entered into an agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") to provide for the daily asset and property management services and investor services for the Partnership. See "Item 11, Security Ownership of Certain Beneficial Owners and Management." Coordinated Services of Valdosta LLC is a Georgia limited liability corporation with headquarters in Valdosta, Georgia. Founded in 1997, its managing member is Investor Service Group, Inc., a Georgia Corporation. The principals of Investor Service Group are Mary T. Johnson and James L. Dewar, Jr.

        Mary T. Johnson is the Manager of Coordinated Services. Ms. Johnson is also Executive Vice President of Dewar Realty, Inc. and Dewar Properties, Inc. Ms. Johnson is a graduate of Valdosta State University and is a licensed Georgia Real Estate Broker. Ms. Johnson has 21 years of experience in property management, asset management, investor services, and development of apartment and assisted living properties. Ms. Johnson is currently responsible for the asset management of over 150 investor partnerships and property management of over 50 apartment communities.

        James L. Dewar, Jr. is the founder of Dewar Realty, Inc. and Dewar Properties, Inc. Mr. Dewar is a graduate of the University of Georgia and is a licensed Georgia Real Estate Broker. Mr. Dewar has 32 years experience in real estate construction, property management and development of apartment and assisted living properties. Mr. Dewar has produced over $100 million in conventional and government funded family and elderly apartment communities.

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

        The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

        (b) Security ownership of management.

        None of the officers, directors or general partners of the General Partner or their respective officers, directors or general partners owned any Units at March 15, 1998 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 100 Units and Winthrop Financial Associates, A Limited Partnership owns 5 Units (.60% in the aggregate).

        (c) Changes in control.

        There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership. On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited

Partnership (the "Partnership Agreement") to, among other things cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement.

Item 12.  Certain Relationships and Related Transactions.

        The Partnership began borrowing from First Winthrop in 1986, and through December 31, 1997, has borrowed a total of $1,164,672 from First Winthrop to fund operating deficits incurred by some Local Limited Partnerships and to pay the Partnership's general and administrative expenses. Through December 31, 1997, the Partnership has repaid $875,661 to First Winthrop leaving an outstanding loan balance of $289,011 on December

31, 1997. This amount was transferred by First Winthrop to an unaffiliated third party on October 27, 1997.

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

        Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996. For the years ended December 31, 1996 and 1997, respectively, Winthrop Management LLC received management fees of $31,701 and $82,673 from the Local Limited Partnerships owning Villas, Stonewood and Shadowbrook. In addition, the Partnership paid $10,000 to Winthrop Management for services rendered in each of 1996 and 1997.

Item 13. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

               The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)     Reports on Form 8-K - None

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 28th day of March 1998.

                                    WINTHROP RESIDENTIAL ASSOCIATES I,
                                    A LIMITED PARTNERSHIP

                                    By:     One Winthrop Properties, Inc.
                                            Managing General Partner


                                            By: /s/ Michael L. Ashner
                                               -----------------------
                                                    Michael Ashner
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                Title                      Date

/s/ Michael L. Ashner     Chief Executive          March 28, 1998
---------------------     Officer and Director
Michael L. Ashner

/s/ Edward V. Williams    Chief Financial Officer  March 28, 1998
---------------------
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

10.1 Agreement between Winthrop Residential Associates I, A
     Limited Partnership and The Artery Organization, Inc.
     (incorporated herein by reference to the Registrant's
     Registration Statement on Form S-11, File No. 2-70828)

10.2 Services Agreement, dated December 16, 1997, by and                37
     between First Winthrop Corporation, Winthrop Financial Co.,
     Inc., WFC Realty Co., Inc., WFC Realty Saugus, Inc.,
     Winthrop Properties, Inc., Winthrop Metro Equities
     Corporation, Winthrop Lisbon Realty, Inc. and Northwood
     Realty Co., Inc. and Coordinated Services of Valdosta, LLC.

16.  Letter from Arthur Andersen LLP dated September 19, 1996
     (incorporated herein by reference to Registrant's Current
     Report on Form 8-K dated September 19, 1996).

27.  Financial Data Schedule.

99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement