Form 10QSB
period 1998-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1998-05-15
CIK 350903

Page>

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Maryland                                  04-2720493
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

         Five Cambridge Center, Cambridge, MA               02142-1493
        ---------------------------------------             ----------
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


                                     1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                             March 31,    December 31,
                                                                               1998           1997
                                                                             ---------    ------------
Assets

Cash and cash equivalents                                                     $   262       $   251
Investment in Local Limited Partnership                                           702           700
                                                                              --------      --------

      Total Assets                                                            $   964       $   951
                                                                              ========      ========

Liabilities and Partners' Capital

Liabilities:

Accrued interest and expenses                                                 $    34       $    22
Loan payable                                                                      289           289
                                                                              --------      --------

      Total Liabilities                                                           323           311
                                                                              --------      --------

Partners' Capital:


Limited Partners -
      Units of Limited Partnership Interest, $1,000 stated value per unit;
      25,676 units authorized; 25,595 units issued
      and outstanding                                                           1,729         1,728
General Partners deficit                                                       (1,088)       (1,088)
                                                                              --------      --------

      Total Partners' Capital                                                     641           640
                                                                              --------      --------

      Total Liabilities and Partners' Capital                                 $   964       $   951
                                                                              ========      ========

                       See notes to financial statements.

                                     2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998


Statements of Income (Unaudited)


(In Thousands, Except Unit Data)

                                                      For The Three Months Ended
                                                      --------------------------
                                                       March 31,     March 31,
                                                         1998           1997
                                                       ---------     ---------
Income:

Income from Local Limited Partnership
  cash distributions                                     $ 23          $   80
Equity in income of Local Limited
  Partnership                                               2               2
Interest                                                    2               3
                                                         -----         -------

      Total income                                         27              85
                                                         -----         -------
Expenses:

Amortization                                                -               2
Interest                                                    7              15
General and administrative                                 19               4
Management fees                                             -               8
                                                         -----         -------

      Total expenses                                       26              29
                                                         -----         -------

Net income                                               $  1           $  56
                                                         =====         =======

Net income allocated to General Partners                 $  -           $   3
                                                         =====         =======

Net income allocated to Limited Partners                 $  1           $  53
                                                         =====         =======

Net income per Unit of Limited Partnership Interest      $.04           $2.07
                                                         =====         =======

                       See notes to financial statements.

                                     3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998


Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                       Units of
                                        Limited         General        Limited
                                      Partnership      Partners'      Partners'        Total
                                       Interest         Deficit        Capital        Capital
                                    --------------    -----------    -----------     ---------
Balance - January 1, 1998               25,595          $(1,088)        $1,728         $640

     Net income                                               -              1            1
                                        -------         --------        -------        -----

Balance - March 31, 1998                25,595          $(1,088)        $1,729         $641
                                        =======         ========        =======        =====


                       See notes to financial statements.

                                     4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                   For The Three Months Ended
                                                                   --------------------------
                                                                      March 31,   March 31,
                                                                        1998        1997
                                                                     ----------   ---------
Cash Flows From Operating Activities:

Net income                                                           $      1     $   56
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Amortization                                                          -          2
      Equity in income of Local Limited Partnership                        (2)        (2)

Changes in assets and liabilities:
      Increase in accounts payable and
         accrued expenses                                                  12          8
                                                                     ---------    -------
      Net cash provided by operating activities                            11         64
                                                                     ---------    -------
Net increase in cash                                                       11         64

Cash and cash equivalents, beginning of period                            251        280
                                                                     ---------    -------
Cash and cash equivalents, end of period                             $    262     $  344
                                                                     =========    =======



                       See notes to financial statements.

                                     5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998

                          NOTES TO FINANCIAL STATEMENTS


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Management fees earned by an affiliate of the Managing General Partner totaled $8,000 for the three months ended March 31, 1997.

3.   Intent to Sell Investment in Local Limited Partnership

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




                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998


Item 2.    Management's Discussion and Analysis or Plan of Operation

           The matters discussed in this Form 10-QSB contain certain

           forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

           This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

           Liquidity and Capital Resources

           As of March 31, 1998, the Partnership retained an equity interest in six Local Limited Partnerships. During July 1997, Washington Square Limited Partnership sold the Heritage Hills Townhouses property. This Local Limited Partnership was terminated in the fourth quarter of 1997.

           The level of liquidity based on cash and cash equivalents experienced an $11,000 increase for the three months ended March 31, 1998, as compared to December 31, 1997. At March 31, 1998, the Partnership had $262,000 in cash and cash equivalents, which has been invested primarily in short-term certificates of deposit and money market accounts.

           The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses and to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans.

           On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Service Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services"), pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services is not permitted,


                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998


Item 2.    Management's Discussion and Analysis or Plan of Operation (Continued)

           Liquidity and Capital Resources (Continued)

           however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their rights to receive fees from the Partnership, as provided in the Partnership Agreement.

           The loan payable to an affiliate of the Managing General Partner was assigned to an unaffiliated third party on October 27, 1997. The loan, which bears interest at prime plus 1%, is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $307,000 at March 31, 1998. The Partnership will be unable to fully repay this indebtedness and will continue to fund its general and administrative expenses until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership; or, (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price to provide sufficient net sales proceeds to the Partnership. In addition, any future contributions by the Partnership to the Local Limited Partnerships would have to be funded by additional affiliate loans. Neither the Managing General Partner or its affiliates have an obligation to fund any loan amounts required. The Partnership did not make cash distributions to its partners during 1998 or 1997.

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

           On September 1, 1996, the Local Limited Partnership which owns The Villas Apartments signed a provisional workout agreement, expiring August 31, 1997, with the U.S. Department of Housing and Urban Development ("HUD"). The provisional workout agreement has been extended until December 30, 1998. The Partnership is currently negotiating with HUD to reach a resolution. There can be no assurance that a resolution of this default will be reached with HUD. If the Partnership and HUD are unable to agree on a resolution, the Property could be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998


Item 2.    Management's Discussion and Analysis or Plan of Operation (Continued)

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

           The Partnership has entered into a letter of intent pursuant to which it will sell 37.5% of its interest in the Local Limited Partnership, which owns Copperfield Apartments, to the general partner of such Local Limited Partnership. If this sale, which is subject to many conditions, is consummated, it is expected that the Partnership will receive approximately $260,000 in net proceeds. As a result of this negotiated sales price, the Partnership has recorded a $762,000 write-down of its investment in the Local Limited Partnership.

           Results of Operations

           Net income declined for the three months ended March 31, 1998 by $55,000, as compared to 1997, primarily due to a decrease in income from Local Limited Partnership cash distributions of $57,000. During the three months ended March 31, 1998, the Partnership received residual cash distributions of $23,000 from the Shadowbrook property, which was lost through foreclosure during 1996, and accordingly no additional distributions are expected to be received. At March 31, 1997, $80,000 was received from the Local Limited Partnership which owns the Lynwood property. General and administrative expenses increased by $15,000 for the three months ended March 31, 1998, as compared to 1997, due to the timing of certain expenses.


                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 1998
                           --------------------------

Part II - Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------
           (a)    Exhibit 27

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1998.





                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1998


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




                                     WINTHROP RESIDENTIAL ASSOCIATES I,
                                           A LIMITED PARTNERSHIP

                                    BY:    ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner


                                           BY:  /s/ Michael L. Ashner
                                                ----------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer


                                           BY:  /s/ Edward V. Williams
                                                ----------------------------
                                                Edward V. Williams
                                                Chief Financial Officer

                                                Dated: May 15, 1998


                                    11 of 12