Form 10QSB
period 1998-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1998-08-13
CIK 350903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                                -------------

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------   ------------

                        Commission file number 0-10272
                                               -------

           Winthrop Residential Associates I, A Limited Partnership
           --------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               Maryland                                   04-2720493
---------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 Five Cambridge Center, Cambridge, MA                    02142-1493
---------------------------------------    ------------------------------------
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

                                    1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           --------------------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                  June 30,               December 31,
                                                                    1998                     1997
                                                             --------------------    ---------------------
Assets

Cash and cash equivalents                                    $               268      $               251
Investment in Local Limited Partnership                                      700                      700
                                                             --------------------    ---------------------

      Total Assets                                           $               968     $                951
                                                             ====================    =====================

Liabilities and Partners' Capital

Liabilities:

Accrued interest and expenses                                $                33      $                22
Loan payable                                                                 289                      289
                                                             --------------------    ---------------------

      Total Liabilities                                                      322                      311
                                                             --------------------    ---------------------

Partners' Capital:

Limited Partners -

      Units of Limited Partnership Interest,
      $1,000 stated value per unit; 25,676
      units authorized; 25,595 units issued
      and outstanding                                                      1,734                    1,728
General Partners deficit                                                  (1,088)                  (1,088)
                                                             --------------------    ---------------------

      Total Partners' Capital                                                646                      640
                                                             --------------------    ---------------------

      Total Liabilities and Partners' Capital                $               968      $               951
                                                             ====================    =====================


                      See notes to financial statements.

                                    2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)


                                                              For the Three Months Ended            For The Six Months Ended
                                                             June 30,           June 30,            June 30,          June 30,
                                                               1998               1997                1998              1997
                                                          ----------------  -----------------   -----------------  ---------------
Income:

     Income from Local Limited Partnership
       cash distributions                                 $            51   $              -     $            74   $           80
     Equity in income of Local Limited
       Partnership                                                     (2)                (2)                  -                -
     Interest                                                           2                  4                   4                7
                                                          ----------------  -----------------   -----------------  ---------------

        Total income                                                   51                  2                  78               87
                                                          ----------------  -----------------   -----------------  ---------------

Expenses:

     Amortization                                                       -                  2                   -                4
     Interest                                                           6                 16                  13               31
     General and administrative                                        35                 36                  54               40
     Management fees                                                    5                  -                   5                8
                                                          ----------------  -----------------   -----------------  ---------------

        Total expenses                                                 46                 54                  72               83
                                                          ----------------  -----------------   -----------------  ---------------

Net income (loss)                                          $            5    $           (52)    $             6   $            4
                                                          ================  =================   =================  ===============

Net income (loss) allocated to General Partners            $            -    $            (3)    $             -   $            -
                                                          ================  =================   =================  ===============

Net income (loss) allocated to Limited Partners            $            5    $           (49)    $             6   $            4
                                                          ================  =================   =================  ===============

Net income (loss) per Unit of Limited
   Partnership Interest                                   $            .19   $         (1.91)   $             .23  $           .16
                                                          ================  =================   =================  ===============


                      See notes to financial statements.

                                    3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                           Units of
                                            Limited            General            Limited
                                          Partnership          Partners'          Partners'           Total
                                           Interest            Deficit            Capital           Capital
                                       -----------------   -----------------  ----------------  ----------------
Balance - January 1, 1998                        25,595    $         (1,088)  $         1,728   $           640

     Net income                                                           -                 6                 6
                                       -----------------   -----------------  ----------------  ----------------

Balance - June 30, 1998                          25,595    $         (1,088)  $         1,734   $           646
                                       =================   =================  ================  ================


                      See notes to financial statements.

                                    4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                        For The Six Months Ended
                                                                                   June 30,                 June 30,
                                                                                     1998                     1997
                                                                              --------------------    ---------------------

Cash Flows From Operating Activities:

Net income                                                                    $                 6     $                  4
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
      Amortization                                                                              -                        4

Changes in assets and liabilities:
      Decrease in accounts payable and
         accrued expenses                                                                      (3)                      (9)
                                                                              --------------------    ---------------------

      Net cash provided by (used in) operating activities                                       3                       (1)
                                                                              --------------------    ---------------------

Cash Flows From Financing Activities:

      Increase (decrease) in accrued interest payable                                          14                      (42)
                                                                              --------------------    ---------------------

      Cash used in financing activities                                                        14                      (42)
                                                                              --------------------    ---------------------

Net increase (decrease) in cash                                                                17                      (43)

Cash and cash equivalents, beginning of period                                                251                      280
                                                                              --------------------    ---------------------

Cash and cash equivalents, end of period                                      $               268     $                237
                                                                              ====================    =====================

Supplemental Disclosure of Cash Flow Information:
--------------------------------------------------
      Cash paid for interest                                                  $                 -     $                 73
                                                                              ====================    =====================

                      See notes to financial statements.

                                    5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

     The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Management fees earned by an affiliate of the Managing General Partner totaled $8,000 for the six months ended June 30, 1997. Commencing December 16, 1997, an unaffiliated third party began providing management services to the Partnership.

3.   Intent to Sell Investment in Local Limited Partnership

     The Partnership has entered into a letter of intent pursuant to which it will sell a portion of its interest in a Local Limited Partnership, First Investment Limited Partnership 1 ("FILP"), to the general partner of the Local Limited Partnership. If this sale, which is subject to many conditions, is consummated, the Partnership will effectively own a 50% interest in FILP. The general partner of FILP has renegotiated the purchase price to approximately $175,000, payable with a ten year promissory note at 8% interest per annum. As specified in the promissory note, one half of the general partners future distributions from FILP will be required to repay the note. In addition, the general partner of FILP is currently negotiating to refinance the current mortgage, and expects to distribute any excess proceeds.

                                    6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

Item 2.      Management's Discussion and Analysis or Plan of Operation
             ---------------------------------------------------------

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

             Liquidity and Capital Resources
             -------------------------------

             As of June 30, 1998, the Partnership retained an equity interest in six Local Limited Partnerships. During July 1997, Washington Square Limited Partnership sold the Heritage Hills Townhouses property. This Local Limited Partnership was terminated in the fourth quarter of 1997.

             The level of liquidity based on cash and cash equivalents experienced an $17,000 increase for the six months ended June 30, 1998, as compared to December 31, 1997. At June 30, 1998, the Partnership had $268,000 in cash and cash equivalents, which has been invested primarily in short-term-certificates of deposit and money market accounts.

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

             On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Service Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services"), pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining

                                   7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)
            -----------------------------------------------------------

             Liquidity and Capital Resources (Continued)
             -------------------------------------------

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

             The loan payable to an affiliate of the Managing General Partner was assigned to an unaffiliated third party on October 27, 1997. The loan, which bears interest at prime plus 1%, is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $314,000 at June 30, 1998. The Partnership will be unable to fully repay this indebtedness and will continue to fund its general and administrative expenses until such time as (i) the operating results of any or all of the Local Limited Partnerships improve sufficiently to provide cash distributions to the Partnership; or, (ii) any or all of the properties owned by the Local Limited Partnerships can be sold at a price to provide sufficient net sales proceeds to the Partnership. In addition, any future contributions by the Partnership to the Local Limited Partnerships would have to be funded by additional affiliate loans. Neither the Managing General Partner or its affiliates have an obligation to fund any loan amounts required. The Partnership did not make cash distributions to its partners during 1998 or 1997.

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

             On September 1, 1996, the Local Limited Partnership which owns The Villas Apartments signed a provisional workout agreement, expiring August 31, 1997, with the U.S. Department of Housing and Urban Development ("HUD"). The provisional workout agreement has been extended until December 30, 1998. The general partner of the Local Limited Partnership is currently negotiating with HUD to reach a resolution. There can be no assurance that a resolution of this default will be reached with HUD. If the general partner of the Local Limited Partnership and HUD are unable to agree on a resolution, the Property could be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

                                    8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998

Item 2.      Management's Discussion and Analysis or Plan of Operation
            (Continued)
            -----------------------------------------------------------

             Liquidity and Capital Resources (Continued)
             -------------------------------------------

             The Cedar Lake Ltd. Local Limited Partnership, which owns Albany Landings Apartments, has incurred significant operating losses and cash flow deficits. If operations at the property do not improve, this property may be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

             The Partnership has entered into a letter of intent pursuant to which it will sell a portion of its interest in a Local Limited Partnership, First Investment Limited Partnership 1 ("FILP"), to the general partner of the Local Limited Partnership. If this sale, which is subject to many conditions, is consummated, the Partnership will effectively own a 50% interest in FILP. The general partner of FILP has renegotiated the purchase price to approximately $175,000, payable with a ten year promissory note at 8% interest per annum. As specified in the promissory note, one half of the general partners future distributions from FILP will be required to repay the note. In addition, the general partner of FILP is currently negotiating to refinance the current mortgage, and expects to distribute any excess proceeds.

             Results of Operations
             ---------------------

             Net income increased by $2,000 for the six months ended June 30, 1998, as compared to 1997, due to a decrease in income of $9,000, which was more than offset by a decrease in expenses of $11,000.

             Income declined due to a $6,000 decrease in income from Local Limited Partnership cash distributions and a decrease in interest income of $3,000. During the six months ended June 30, 1998, the Partnership received $51,000 from the Local Limited Partnership which owns the Lynwood property and $23,000 from the Shadowbrook property. The Shadowbrook property was lost through foreclosure during 1996, and accordingly no additional distributions are expected to be received. At June 30, 1997, $80,000 was received from the Local Limited Partnership which owns the Lynwood property.

             Expenses declined primarily due to a decrease in interest expense of $18,000, which was only partially offset by an increase in general and administrative expenses of $14,000. Interest expense declined due to a significant portion of the loan being repaid during the third quarter of 1997. General and administrative expenses increased due to the timing of certain expenses.

                                    9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibit 27

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WINTHROP RESIDENTIAL ASSOCIATES I,
                                    ---------------------------------
                                    A LIMITED PARTNERSHIP
                                    ---------------------

                                    BY:    ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner

                                           BY:    /s/ Michael L. Ashner
                                                  -----------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

                                           BY:    /s/ Edward V. Williams
                                                  -----------------------------
                                                  Edward V. Williams
                                                  Chief Financial Officer

                                                  Dated: August 11, 1998

                                   11 of 12