Form 10QSB
period 1998-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1998-11-13
CIK 350903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------
                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         --------------  ----------------

                        Commission file number 0-10272
                                              --------

           Winthrop Residential Associates I, A Limited Partnership
           --------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Maryland                                  04-2720493
----------------------------------------  --------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 Five Cambridge Center, Cambridge, MA                    02142-1493
----------------------------------------  --------------------------------------
(Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ------   ------

                                    1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)


                                                                                 September 30,            December 31,
                                                                                     1998                     1997
                                                                              --------------------    ---------------------
Assets
------

Cash and cash equivalents                                                     $               467      $               251
Note receivable                                                                               105                       --
Investment in Local Limited Partnership                                                       333                      700
                                                                              --------------------    ---------------------

      Total Assets                                                            $               905     $                951
                                                                              ====================    =====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accrued interest and expenses                                                 $                41      $                22
Loan payable                                                                                  289                      289
                                                                              --------------------    ---------------------

      Total Liabilities                                                                       330                      311
                                                                              --------------------    ---------------------

Partners' Capital:

Limited Partners -

      Units of Limited Partnership Interest,
      $1,000 stated value per unit; 25,676
      units authorized; 25,595 units issued
      and outstanding                                                                       1,665                    1,728
General Partners deficit                                                                   (1,090)                  (1,088)
                                                                              --------------------    ---------------------

      Total Partners' Capital                                                                 575                      640
                                                                              --------------------    ---------------------

      Total Liabilities and Partners' Capital                                 $               905      $               951
                                                                              ====================    =====================



                      See notes to financial statements.

                                    2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------
                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)


                                                           For the Three Months Ended               For The Nine Months Ended
                                                        September 30,      September 30,        September 30,      September 30,
                                                            1998                1997                1998                1997
                                                       ----------------   -----------------    ----------------   -----------------
Income:

     Income from Local Limited Partnership
       cash distributions                              $            --    $             24      $           74    $            104
     Equity in net loss of Local Limited
       Partnership                                                 (21)                (34)                (21)                (34)
     Interest                                                        8                   3                  12                  10
     Gain on sale of property from Local
       Limited Partnership                                          --                 500                  --                 500
     Loss on sale of  investment in
       Local Limited Partnership                                   (23)                 --                 (23)                 --
                                                       ----------------   -----------------    ----------------   -----------------

        Total (loss) income                                        (36)                493                  42                 580
                                                       ----------------   -----------------    ----------------   -----------------

Expenses:

     Amortization                                                   --                   1                  --                   5
     Interest                                                        8                  10                  21                  41
     General and administrative                                     27                  24                  81                  64
     Management fees                                                --                   2                   5                  10
                                                       ----------------   -----------------    ----------------   -----------------

        Total expenses                                              35                  37                 107                 120
                                                       ----------------   -----------------    ----------------   -----------------

Net (loss) income                                       $          (71)    $           456      $          (65)   $            460
                                                       ================   =================    ================   =================

Net (loss) income allocated to General Partners         $           (2)    $             3      $           (2)   $              3
                                                       ================   =================    ================   =================

Net (loss) income allocated to Limited Partners         $          (69)    $           453      $          (63)   $            457
                                                       ================   =================    ================   =================

Net (loss) income per Unit of Limited
   Partnership Interest                                $         (2.70)   $          17.70      $        (2.46)   $          17.86
                                                       ================   =================    ================   =================



                      See notes to financial statements.

                                    3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)


                                                       Units of
                                                        Limited             General            Limited
                                                      Partnership          Partners'          Partners'           Total
                                                        Interest            Deficit            Capital           Capital
                                                    -----------------   -----------------  ----------------  ----------------


Balance - January 1, 1998                                     25,595    $         (1,088)  $         1,728   $           640

     Net loss                                                                         (2)              (63)              (65)
                                                    -----------------   -----------------  ----------------  ----------------

Balance - September 30, 1998                                  25,595    $         (1,090)  $         1,665   $           575
                                                    =================   =================  ================  ================









                      See notes to financial statements.

                                    4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                       For The Nine Months Ended
                                                                                 September 30,           September 30,
                                                                                     1998                     1997
                                                                              --------------------    ---------------------
Cash Flows From Operating Activities:

Net (loss) income                                                             $               (65)    $                460
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
      Amortization                                                                             --                        5
      Equity in net loss of Local Limited Partnership                                          21                       34
      Loss on sale of investment in Local Limited Partnership                                  23                       --
      Gain on sale of property from Local Limited Partnership                                  --                     (500)

Changes in assets and liabilities:
      Decrease in accounts payable and
         accrued expenses                                                                      (2)                      (9)
                                                                              --------------------    ---------------------

      Net cash used in operating activities                                                   (23)                     (10)
                                                                              --------------------    ---------------------

Cash Flows From Investing Activities:

      Expenses relating to sale of investment in Local
         Limited Partnership                                                                   (2)                      --
      Collections of note receivable                                                           70                       --
      Distributions received from Local Limited Partnership                                   150                       --
      Proceeds from Local Limited Partnership sale of property                                 --                      500
                                                                              --------------------    ---------------------

      Net cash provided by investing activities                                               218                      500
                                                                              --------------------    ---------------------

Cash Flows From Financing Activities:

      Repayment of loans payable to affiliate                                                  --                     (377)
      Increase (decrease) in accrued interest payable                                          21                     (154)
                                                                              --------------------    ---------------------

      Net cash provided by (used in) financing activities                                      21                     (531)
                                                                              --------------------    ---------------------

Net increase (decrease) in cash                                                               216                      (41)

Cash and cash equivalents, beginning of period                                                251                      280
                                                                              --------------------    ---------------------

Cash and cash equivalents, end of period                                      $               467     $                239
                                                                              ====================    =====================

Supplemental Disclosure of Cash Flow Information:

      Cash paid for interest                                                  $                --     $                195
                                                                              ====================    =====================

Sale of Investment in Local Limited Partnership - See Note 3

                      See notes to financial statements.

                                    5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Note 3. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

     The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Management fees earned by an affiliate of the Managing General Partner totaled $10,000 for the nine months ended September 30, 1997. Commencing December 16, 1997, an unaffiliated third party began providing management services to the Partnership.

3.   Sale of Investment in Local Limited Partnership

     The Partnership sold a portion of its interest in a Local Limited Partnership, First Investment Limited Partnership 1 ("Copperfield Apartments"), to the general partner of the Local Limited Partnership. The Partnership now owns a 50% interest in Copperfield Apartments. The sales price was $175,000, payable with a promissory note, maturing on December 31, 2008, and secured by the interest in the Partnership. The promissory note accrues interest at 8% per annum. As specified in the promissory note, one half of the general partner's future distributions from Copperfield Apartments will be required to repay the note. During September 1998, the general partner of Copperfield Apartments repaid $70,000 of the principal balance and $5,000 of accrued interest. During 1997, the Partnership recorded a $762,000 write-down of its investment in Copperfield Apartments to its net realizable value.

4.   Mortgage Refinancing

     On August 31, 1998, Copperfield Apartments refinanced its mortgage. The new mortgage in the amount of $1,200,000 replaced indebtedness of approximately $725,000. The mortgage bears interest at 6.40%, requires monthly payments of $8,000 and matures on September 1, 2008, with a balloon payment of approximately $1,039,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. During September 1998, Copperfield Apartments distributed $150,000 of refinancing proceeds to the Partnership.

                                    6 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

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

             Liquidity and Capital Resources
             -------------------------------

             As of September 30, 1998, the Partnership retained an equity interest in six Local Limited Partnerships. During July 1997, Washington Square Limited Partnership sold the Heritage Hills Townhouses property. This Local Limited Partnership was terminated in the fourth quarter of 1997.

             The level of liquidity based on cash and cash equivalents experienced an $216,000 increase for the nine months ended September 30, 1998, as compared to December 31, 1997. The Partnership's $218,000 of cash provided by investing activities and an increase in accrued interest payable of $21,000 (financing activities), were only partially offset by $23,000 of cash used in operating activities. Investing activities consisted of $150,000 of refinancing proceeds distributed by First Investment Limited Partnership I ("Copperfield Apartments"), one of the Local Limited Partnerships which the Partnership has an equity interest, and $70,000 of collections of a note receivable (see
             Item 1 Note 3), which were only partially offset by $2,000 of expenses relating to the sale of the investment in Copperfield Apartments. At September 30, 1998, the Partnership had $467,000 in cash and cash equivalents, which has been invested primarily in short-term-certificates of deposit and money market accounts.

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

             On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Service Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services"), pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership, including without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by Local Limited Partnerships, preparation of all Partnership reports, maintaining Partnership records and maintaining

                                    7 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Item 2.      Management's Discussion and Analysis or Plan of Operation
             ----------------------------------------------------------
             (Continued)
             -----------

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

             The loan payable to an affiliate of the Managing General Partner was assigned to an unaffiliated third party on October 27, 1997. The loan, which bears interest at prime plus 1%, is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $321,000 at September 30, 1998. The Partnership did not make cash distributions to its partners during 1998 or 1997.

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

             The Partnership sold a portion of its interest in a Local Limited Partnership, First Investment Limited Partnership 1 ("Copperfield Apartments"), to the general partner of the Local Limited Partnership. The Partnership now owns a 50% interest in Copperfield Apartments. The sales price was $175,000, payable with a promissory note, maturing on December 31, 2008, and secured by

                                    8 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Item 2.      Management's Discussion and Analysis or Plan of Operation
             ----------------------------------------------------------
             (Continued)
             -----------

             Liquidity and Capital Resources (Continued)
             -------------------------------------------

             the interest in the Partnership. The promissory note accrues interest at 8% per annum. As specified in the promissory note, one half of the general partner's future distributions from Copperfield Apartments will be required to repay the note. During September 1998, the general partner of Copperfield Apartments repaid $70,000 of the principal balance and $5,000 of accrued interest.

             On August 31, 1998, Copperfield Apartments refinanced its mortgage. The new mortgage in the amount of $1,200,000 replaced indebtedness of approximately $725,000. The mortgage bears interest at 6.40%, requires monthly payments of $8,000 and matures on September 1, 2008, with a balloon payment of approximately $1,039,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. During September 1998, Copperfield Apartments distributed $150,000 of refinancing proceeds to the Partnership.

             The Partnership is dependent upon Coordinated Services and the management agents of the Local Limited Partnerships for management and administrative services. Coordinated Services has completed an assessment and believes that their computer systems will function properly with respect to dates in the Year 2000 and thereafter (the "Year 2000 Issue"). The management agents of the Local Limited Partnerships are at various stages of completing an assessment of their computer systems. These Year 2000 costs, if any, are the responsibility of the individual management agents. The Partnership does not expect that it will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

             Results of Operations
             ---------------------

             Net income declined by $525,000 for the nine months ended September 30, 1998, as compared to 1997, due to a decrease in income of $538,000, which was only partially offset by a decrease in expenses of $13,000.

             Income declined primarily due to the $500,000 gain on sale of property from the Local Partnership owning the Heritage Hills Townhouses in 1997 as compared to the $23,000 loss on the sale of a portion of the Partnership's interest in Copperfield Apartments during 1998. During the nine months ended September 30, 1998, the Partnership received $51,000 from the Local Limited Partnership which owns the Lynwood property and $23,000 from the Shadowbrook property. The Shadowbrook property was lost through foreclosure during 1996, and accordingly no additional distributions are expected to be received. At September 30, 1997, $80,000 was received from the Local Limited Partnership which owns the Lynwood property and $24,000 from the Local Limited Partnerships owning the Heritage Hills Townhouses.

             Expenses declined primarily due to decreases in interest expense of $20,000 and management fees of $5,000, which were only partially offset by an increase in general and administrative expenses of $17,000. Interest expense declined due to a significant portion of the loan being repaid during the third quarter of 1997. General and administrative expenses increased due to the timing of certain expenses.

                                    9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)    Exhibit 27

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
           --------------------------------------------------------

                        FORM 10-QSB SEPTEMBER 30, 1998
                        ------------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WINTHROP RESIDENTIAL ASSOCIATES I,
                                   ----------------------------------
                                   A LIMITED PARTNERSHIP
                                   ---------------------

                                   BY:    ONE WINTHROP PROPERTIES, INC.
                                          Managing General Partner

                                          BY:    /s/ Michael L. Ashner
                                                 -----------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                                          BY:    /s/ Edward V. Williams
                                                 -----------------------
                                                 Edward V. Williams
                                                 Chief Financial Officer

                                                 Dated: November 12, 1998

                                   11 of 12