Form 10KSB
period 1998-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1999-04-14
CIK 350903

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1998                 Commission File
                   -----------------                 Number 0-10272
                                                            -------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Maryland                                             04-2720493
-----------------------                               --------------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                02142
-------------------------------------------------------             ----------
      (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number including area code (617) 234-3000
                                                          --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $46,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================

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

         The General Partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation ("One Winthrop" or the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership ("Linnaeus-Hampshire"). One Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership. See "Employees" below.

         In 1981, the Partnership sold, pursuant to Registration Statement filed with the Securities and Exchange Commission, 25,666 Units of limited partnership interest ("Unit") at a purchase price of $1,000 per Unit (an aggregate of $25,666,000). Capital contributions net of selling commissions and sales registration costs were utilized to purchase interests in 16 Local Limited Partnerships and the remainder in temporary short-term investments.

         The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes originally subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. The Partnership has sold its interests in six properties: Greentree Apartments (November 1986), Marsh Cove Apartments (December 1986), Orchard Hill (October
1988), Racquet Club (May 1989), Columbine (May 1989) and Heritage Hills Townhouses (1997). See "Item 2. Description of Properties." A seventh property, Copperfield Apartments, was sold in 1985 by its Local Limited Partnership which provided seller financing with a second mortgage. The buyer subsequently defaulted on the second mortgage in 1988, and the Local Limited Partnership completed the reacquisition of the property in August 1991. In 1998, the Partnership sold a portion of its interest in Copperfield Apartments (see "Property Matters" below). The Partnership lost its ownership interests in The Park Apartments and Candlewood Apartments when HUD foreclosed on the Local Limited Partnerships owning those properties in August 1993 and January 1995, respectively. The mortgage encumbering Stonewood Apartments was foreclosed in March 1996 and Shadowbrook Apartments was effectively deeded in lieu of foreclosure to the lender in August 1996. See "Defaults" below.

Property Matters

         Copperfield Apartments. The Partnership sold a portion of its interest in First Investment Limited Partnership 1 ("First Investment"), the local limited partnership which owns Copperfield Apartments, to the general partner of First Investment. The Partnership now owns a 50% interest in First Investment. The sales price of $175,000 was paid with a promissory note which matures on December 31, 2008, and is secured by the purchaser's interest in First Investment. The promissory note accrues interest at 8% per annum. As specified in the promissory note, one half of the general partner's future distributions from First Investment will be required to repay the note. During September 1998, $70,000 of the principal balance and $5,000 of accrued interest was paid resulting in an outstanding balance on the note at December 31, 1998 of $107,000 of principal and accrued interest. During 1997, the Partnership recorded a $762,000 write-down of its investment in Copperfield Apartments to its net realizable value.

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

         Heritage Hills. In July 1997, the Local Limited Partnership owning Heritage Hills Townhouses sold the property. Net proceeds distributed to the Partnership as a result of the sale totaled $506,000.

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

         The Local Limited Partnership owning The Villas defaulted on its mortgage obligation in November 1991. The lender assigned the mortgage to HUD in August 1992. On September 1, 1996, a provisional workout agreement was entered into with HUD. This agreement expired on August 31, 1997. The provisional workout agreement was extended through December 30, 1998. The Partnership is currently negotiating with HUD in an effort to reach a resolution. There can be no assurance that a resolution of this default will be reached with HUD. If the Partnership and HUD are unable to agree on a resolution, the Property could be lost through foreclosure.

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

Item 2.  Description of Properties.

         The following table sets forth certain information regarding the properties owned by the six Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 1999:

                                                     Date of           Number of
Property Name                       Location         Acquisition(1)    Units
-------------                       --------         --------------    ---------

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

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                                                                                                 Principal
                           Principal                                                             Balance
                           Balance at          Interest       Period             Maturity        Due at
Property                   December 31,1998    Rate           Amortized          Date            Maturity
--------                   ----------------    --------       ---------          --------        --------
The Villas                 $3,574,000          7.5%           40 years           8/1/2022        (1)
Lynndale                   $4,033,000          7.5%           40 years           3/1/2023        (1)
Stonegate                  $4,767,000          7.5%           40 years           3/1/2022        (1)
Albany Landing             $2,770,000          7.5%           40 years           9/1/2023        (1)
College Green              $2,755,000          7.5%           40 years           3/1/2023        (1)
Copperfield                $1,198,000          6.4%           10 years           9/1/2008        $1,039,000

(1) Self-amortizing loan.

         The following table sets forth the Partnership's limited partnership ownership interest in each of the Local Limited Partnerships:

Local Limited Partnership                         Ownership Interest
-------------------------                         ------------------

The Villas, Ltd.                                        99%
Lynndale Apartments, Ltd.                               50%
Stonegate Apartments
  Limited Partnership                                   93%
Cedar Lake,  Ltd.                                       98.93%
College Green                                           95%
First Investment
  Limited Partnership I                                 50%

         As of March 15, 1999, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                        Average Monthly
                              Average Monthly                Rental
                               Occupancy Rate             Rate per Unit

Property                     1998         1997         1998          1997
--------                     ----         ----         ----          ----

The Villas                    96%          98%         $448          $431
Lynnwood Park                 96%          98%         $524          $536
Stonegate                     93%          95%         $538          $526
Albany Landing                79%          82%         $415          $403
College Green                 93%          94%         $533          $525
Copperfield                   91%          89%         $521          $482

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1998 (in thousands):

Property               Gross                                                      Federal
--------              Carrying      Accumulated                                     Tax
                       Value        Depreciation          Rate         Method      Basis
                       -----        ------------          ----         ------      -----
The Villas             $4,598          $2,913           5-25 yrs.        S/L      $  397
Lynnwood Park           4,427           2,954          10-25 yrs.        S/L         180
Stonegate               4,784           3,211           5-25 yrs.        S/L          14
Albany Landing          3,347           1,969          10-25 yrs.        S/L         158
College Green           3,606           2,319          10-25 yrs.        S/L         212
Copperfield             3,064             865         5-27.5 yrs.        S/L       1,751

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

         As of March 1, 1999, there were 2,857 holders of Units holding 25,585 units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 1998 or 1997.

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

Liquidity and Capital Resources

         As of December 31, 1998, the Partnership retained an equity interest in six Local Limited Partnerships. During July 1997, Washington Square Limited Partnership sold the Heritage Hills Townhouses property. This Local Limited Partnership was terminated in the fourth quarter of 1997.

         On May 1, 1998, the Partnership sold a portion of its interest in a Local Limited Partnership, First Investment Limited Partnership I ("Copperfield Apartments"), to the general partner of the Local Limited Partnership. The Partnership now owns a 50% interest in Copperfield Apartments. The sales price was $175,000, payable with a promissory note, maturing on December 31, 2008, and secured by the interest in the Local Limited Partnership. The promissory note accrues interest at 8% per annum. On August 31, 1998, Copperfield Apartments refinanced its mortgage. During September 1998, Copperfield Apartments distributed $150,000 of refinancing proceeds to the Partnership. As specified in the promissory note, one half of the general partner's future distributions from Copperfield Apartments are required to repay the note. During September 1998, the general partner of Copperfield Apartments repaid $70,000 of the principal balance and $5,000 of accrued interest due on the note.

         The level of liquidity based on cash and cash equivalents experienced a $204,000 increase for the year ended December 31, 1998, as compared to December 31, 1997. The Partnership's $218,000 of cash provided by investing activities and an increase in accrued interest payable of $27,000 (financing activities), were only partially offset by $41,000 of cash used in operating activities. Investing activities consisted of $150,000 of refinancing proceeds distributed by First Investment Limited Partnership I (Copperfield Apartments), one of the Local Limited Partnerships which the Partnership has an equity interest, and $70,000 of collections of a note receivable, which were only partially offset by $2,000 of expenses relating to the partial sale of the Partnership's investment in Copperfield Apartments. At December 31, 1998, the Partnership had $455,000 in cash and cash equivalents, which has been invested primarily in short-term certificates of deposit and money market accounts.

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

         The loan payable to an affiliate of the Managing General Partner was transferred to another affiliate on October 27, 1997. The loan, which bears interest at prime plus 1%, (8.75% and 9.5% at December 31, 1998 and 1997, respectively) is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $327,000 and $301,000 at December 30, 1998 and 1997, respectively. The Partnership did not make cash distributions to its partners during 1998 or 1997.

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

         The Local Limited Partnership which owns The Villas Apartments previously entered into a provisional workout agreement with the U.S. Department of Housing and Urban Development ("HUD"). This agreement expired on December 30, 1998. The general partner of the Local Limited Partnership is continuing its negotiations with HUD in an effort to reach a resolution. There can be no assurance that a resolution of this default will be reached with HUD. If the general partner of the Local Limited Partnership and HUD are unable to agree on a resolution, the Property could be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

         The Cedar Lake Ltd. Local Limited Partnership, which owns Albany Landings Apartments, has incurred significant operating losses and cash flow deficits. If operations at the property do not improve, this property may be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

Results of Operations

         Net loss declined by $236,000 for the year ended December 31, 1998, as compared to 1997, due to a decrease in expenses of $783,000, which was substantially offset by a decrease in income of $547,000.

         Income declined primarily due to the $506,000 gain on sale of property from the Local Partnership owning the Heritage Hills Townhouses in 1997, as compared to the $23,000 loss on the sale of a portion of the Partnership's interest in Copperfield Apartments during 1998. During the year ended December 31, 1998, the Partnership received $51,000 from the Local Limited Partnership which owns the Lynwood property and $23,000 from the Shadowbrook property. The Shadowbrook property was lost through foreclosure during 1996, and accordingly no additional distributions are expected to be received. During 1997, $81,000 was received from the Local Limited Partnership which owns the Lynwood property and $24,000 from the Local Limited Partnerships owning the Heritage Hills Townhouses. The Partnership also received residual cash distributions of $22,000 and $2,000 from the Shadowbrook and Candlewood properties, respectively.

         Expenses declined primarily due to the $762,000 writedown in 1997 of the Partnerships investment in Copperfield Apartments.. Interest expense declined due to a significant portion of the loan being repaid during the third quarter of 1997. All other items of income and expense remained relatively constant.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the General Partner and its affiliates and Coordinated Services for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, Coordinated Services, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by Coordinated Services, the General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by Coordinated Services, the General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, Coordinated Services, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, neither Coordinated Services no the General Partner are aware of any external agent, including local general partners, with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, Coordinated Services and the General Partner have no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7. Financial Statements
            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998

                                      INDEX




                                                                      Page

Independent Auditors' Report..........................................F - 2

Financial Statements:

Balance Sheets as of December 31, 1998 and 1997.......................F - 3

Statements of Operations for the Years Ended
     December 31, 1998 and 1997.......................................F - 4

Statements of Partners' Capital for the Years Ended
     December 31, 1998 and 1997.......................................F - 5

Statements of Cash Flows for the Years Ended
     December 31, 1998 and 1997.......................................F - 6

Notes to Financial Statements.........................................F - 7

                          Independent Auditors' Report



To the Partners
Winthrop Residential Associates I, A Limited Partnership

We have audited the accompanying balance sheets of Winthrop Residential Associates I, A Limited Partnership (a Maryland limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                    Certified Public Accountants
New York, New York
March 19, 1999

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)




                                                             DECEMBER 31,
                                                      ------------------------

                                                       1998              1997
                                                       ----              ----

ASSETS

Cash and cash equivalents                             $   455          $   251
Note Receivable                                           107                -
Investment in Local Limited Partnership                   329              700
                                                      -------          -------

       Total Assets                                   $   891          $   951
                                                      =======          =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued interest and expenses                         $    48          $    22
Loan payable                                              289              289
                                                      -------          -------

       Total Liabilities                                  337              311
                                                      -------          -------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership
       Interest, $1,000 stated value
       per unit; 25,676 units
       authorized; 25,595 units
       issued and outstanding                           1,645            1,728
General Partners' deficit                              (1,091)          (1,088)
                                                      -------          -------

       Total Partners' Capital                            554              640
                                                      -------          -------

       Total Liabilities and Partners' Capital        $   891          $   951
                                                      =======          =======








                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)



                                                                                        YEARS ENDED DECEMBER 31,
                                                                                      -----------------------------

                                                                                        1998                 1997
                                                                                      ---------           ---------


Income:

Income from Local Limited Partnership
  cash distributions                                                                 $        74         $      129
Gain on sale of property from Local Limited Partnership                                        -                506
Equity in loss of Local Limited Partnership                                                  (24)               (55)
Loss on sale of investment in Local Limited Partnership                                      (23)                 -
Interest                                                                                      19                 13
                                                                                     ------------        -----------

       Total Income                                                                           46                593
                                                                                     ------------        -----------

Expenses:

Amortization                                                                                   -                  7
Interest                                                                                      27                 48
General and administrative                                                                   100                 88
Management fees                                                                                5                 10
Write-down of investment in a
  Local Limited Partnership                                                                    -                762
                                                                                     ------------        -----------

       Total Expenses                                                                        132                915
                                                                                     ------------        -----------

Net Loss                                                                             $       (86)        $     (322)
                                                                                     ============        ===========

Net Loss allocated to General Partners                                               $        (3)        $      (36)
                                                                                     ============        ===========

Net Loss allocated to Limited Partners                                               $       (83)        $     (286)
                                                                                     ============        ===========

Net Loss per Unit of Limited Partnership Interest                                    $     (3.24)        $   (11.17)
                                                                                     ============        ===========






                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                        (In Thousands, Except Unit Data)

                                               Units of
                                               Limited              General             Limited
                                             Partnership           Partners'           Partners'              Total
                                               Interest             Deficit             Capital              Capital
                                           -----------------    -----------------   -----------------    -----------------


Balance - January 1, 1997                       25,595              $ (1,052)         $   2,014              $  962

     Net Loss                                        -                   (36)              (286)               (322)
                                           ------------             ---------         ----------             -------

Balance - December 31, 1997                     25,595                (1,088)             1,728                 640

     Net Loss                                        -                    (3)               (83)                (86)
                                           ------------             ---------         ----------             -------

Balance - December 31, 1998                     25,595              $ (1,091)         $   1,645              $  554
                                           ============             =========         ==========             =======








                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                        (In Thousands, Except Unit Data)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                     --------------------------

                                                                                        1998            1997
                                                                                     ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $     (86)       $    (322)
Adjustments to reconcile net loss to net cash used in
  operating activities:

       Gain on sale of property from Local Limited Partnership                               -             (506)
       Amortization                                                                          -                7
       Loss on sale of investment in Local Limited Partnership                              23                -
       Equity in loss of Local Limited Partnerships                                         24               55
       Write-down of investment in a Local Limited Partnership                               -              762
Changes in assets and liabilities:
       Decrease in accrued expenses                                                         (2)              (7)
                                                                                     ---------        ---------

       Net cash used in operating activities                                               (41)             (11)
                                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Expenses related to sale of investment in Local Limited Partnership                  (2)               -
       Collections of note receivable                                                       70                -
       Distribution received from Local Limited Partnership                                150                -
       Proceeds from Local Limited Partnership sale of property                              -              506
                                                                                     ---------        ---------

       Net cash provided by investing activities                                           218              506
                                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Increase (decrease) in accrued interest payable                                      27             (147)
       Repayment of loans payable to affiliate                                               -             (377)
                                                                                     ---------        ---------

       Cash provided by (used in) financing activities                                      27             (524)
                                                                                     ---------        ---------

       Net increase (decrease) in cash and cash equivalents                                204              (29)

Cash and cash equivalents, Beginning of Year                                               251              280
                                                                                     ---------        ---------

Cash and cash equivalents, End of Year                                               $     455        $     251
                                                                                     =========        =========

Supplemental Disclosure of Cash Flow Information -
       Cash paid for interest                                                        $       -        $     195
                                                                                     =========        =========
Supplemental Disclosure of Non-Cash Investing Activities:
       Sale of Investment in Local Limited Partnership
       payable with a promissory note (see Note 4)                                   $     175        $       -
                                                                                     =========        =========

                             See notes to financial  statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Residential Associates I, A Limited Partnership (the "Partnership") was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. At December 31, 1998, the Partnership has investments in six Local Limited Partnerships, each owning one apartment complex. The properties are located throughout the United States. One property owned by a Local Limited Partnership, was sold during 1997.

     The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000. At December 31, 1998 and 1997, there were 25,595 limited partnership units issued and outstanding.

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk

     Principally all of the Partnerships cash and cash equivalents consist of certificates of deposit held by a bank, with original maturity dates of three months or less.

     Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has one reportable segment, residential real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

     In accordance with the partnership agreement, profits and losses not arising from a sale and cash available for distribution from operations shall be allocated 5% to the general partners and 95% to the limited partners. Gains and distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then in accordance with the partnership agreement, however, the general partner is allocated at least 1% of the gain. Losses from a sale or refinancing are allocated 1% to the general partners and 99% to the limited partners. If there are no sale proceeds, gains from a sale are allocated 5% to the general partners and 95% to the limited partners.

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

3.   TRANSACTIONS WITH RELATED PARTIES (Continued)

     WP Management was entitled to a fee for services rendered in managing the Partnership's investments in the Local Limited Partnerships equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. The fee was noncumulative and commenced at the closing of each Local Limited Partnership's permanent loan. WP Management earned $10,000 of such fees in 1997.

     On December 16, 1997, the Managing General Partner and certain of its affiliates entered into a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services was retained to provide asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership, as provided in the Partnership Agreement. Coordinated Services, which is a related party for financial reporting purposes only, earned management fees of $5,000 for the year ended December 31, 1998.

     The Partnership had borrowed amounts from First Winthrop to pay operating expenses and fund operating deficits at properties owned by the Local Limited Partnerships. These borrowings from First Winthrop bore interest at the prime rate plus 1%. The loan was transferred by First Winthrop to an affiliate on October 27, 1997. The Partnership paid $195,000 of accrued interest to First Winthrop in 1997, before the transfer. The loan payable, in the amount of $289,000, bears interest at the prime rate plus 1% (8.75% and 9.5% at December 31, 1998 and 1997, respectively), and is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The principal balance and accrued interest on the loan was $327,000 and $301,000 at December 31, 1998 and 1997, respectively. Due to the nature of the loan payable it is not practicable to estimate fair value because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership.

     An affiliate of the Managing General Partner received approximately $35,000 and $32,000 in management fees and expense reimbursements from a Local Limited Partnership during 1998 and 1997, respectively.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

     As of December 31, 1998, the Partnership has Limited Partnership equity interests in six Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

                     Local Limited Partnership                                     Percentage Ownership
                     -------------------------                                      --------------------

        The Villas, Ltd. (The Villas Apartments)                                          99
        Lynndale Apartments, Ltd. (Lynwood Park Apartments)                               50
        Stonegate Apartments Limited Partnership (Stonegate Apartments)                   93
        Cedar Lake, Ltd. (Albany Landing Apartments)                                      99
        College Green Limited Partnership (College Green Apartments)                      95
        First Investment Limited Partnership I (Copperfield Apartments)                   50

     The Partnership's equity interest in Washington Square Limited Partnership (89%) was sold in July 1997. (See Note 6).

     The above Local Limited Partnerships have outstanding mortgages totaling $19,097,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     On May 1, 1998, the Partnership sold a portion of its interest in First Investment Limited Partnership I ("Copperfield Apartments"), to the general partner of the Local Limited Partnership. The Partnership now owns a 50% interest in Copperfield Apartments. The sales price was $175,000, payable with a promissory note (the "Note"), maturing on December 31, 2008, and secured by the interest in the Local Limited Partnership. The promissory note accrues interest at 8% per annum. As specified in the Note, one half of the general partner's future distributions from Copperfield Apartments will be required to repay the note. On August 31, 1998, Copperfield Apartments refinanced its mortgage. During September 1998, Copperfield Apartments distributed $150,000 of refinancing proceeds to the Partnership and the general partner of Copperfield Apartments repaid $70,000 of the principal balance and $5,000 of accrued interest due on the note. The balance of the note receivable consists of principal of $105,000 and accrued interest of $2,000 at December 31, 1998. During 1997, the Partnership recorded a $762,000 write-down of its investment in Copperfield Apartments to its net realizable value.

     During 1998 and 1997, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 1998, the net cumulative operating deficit funded by the Partnership to the Local Limited Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital contributions. The remaining $138,000 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


4.     INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)


       The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                     -----------------------------
                                                                       1998                1997
                                                                     ---------         ----------
       ASSETS

       Real estate, at cost:
         Land                                                        $      929        $       929
         Buildings, net of accumulated depreciation
           of $14,231 and $13,391 in 1998
           and 1997, respectively                                         8,665              9,372
         Cash and cash equivalents                                          715                505
         Other assets, net of accumulated amortization
           of $747 and $722 in 1998 and
           1997, respectively                                             1,183              1,172
                                                                     ----------        -----------

         Total Assets                                                $   11,492        $    11,978
                                                                     ==========        ===========

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
            Notes payable                                            $      755        $       774
            Loans payable                                                   578                578
            Mortgage notes payable                                       19,097             18,946
            Accounts payable and accrued expenses                         1,222              1,115
                                                                     ----------        -----------

            Total Liabilities                                            21,652             21,413
                                                                     ----------        -----------

         Partners' Deficit:
            Winthrop Residential Associates I                            (8,357)            (7,814)
            Other partners                                               (1,803)            (1,621)
                                                                     ----------        -----------

                                                                        (10,160)            (9,435)
                                                                     ----------        -----------

         Total Liabilities and Partners' Deficit                     $   11,492        $    11,978
                                                                     ==========        ===========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)


4.     INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)


       The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                                     YEARS ENDED DECEMBER 31,
                                                                --------------------------------

                                                                   1998                  1997
                                                                ------------          ----------
         Income:

            Rental income                                        $     4,278          $    5,020
            Other income                                                 360                 387
                                                                 -----------          ----------

                Total income                                           4,638               5,407
                                                                 -----------          ----------

         Expenses:

            Interest                                                   1,417               1,750
            Depreciation and amortization                                861               1,263
            Taxes and insurance                                          480                 517
            Other operating expenses                                   2,187               2,814
                                                                 -----------          ----------

                Total expenses                                         4,945               6,344
                                                                 -----------          ----------

         Loss from operations                                           (307)               (937)

         Gain on sale of properties                                        -               3,298
                                                                 -----------          ----------

         Net income (loss)                                       $      (307)          $   2,361
                                                                 ===========          ==========

         Net income (loss) allocated to
         Winthrop Residential Associates I                       $      (334)          $   1,212
                                                                 ===========          ==========

         Net income allocated to
         other partners                                          $        27           $   1,149
                                                                 ===========          ==========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     The Local Limited Partnership owning The Villas Apartments previously entered into a provisional workout agreement with the U.S. Department of Housing and Urban Development ("HUD"). This agreement expired on December 30, 1998. The general partner of the Local Limited Partnership is continuing its negotiations with HUD in an effort to reach a resolution. There can be no assurance that a resolution of this default will be reached with HUD. If the general partner of the Local Limited Partnership and HUD are unable to agree on a resolution, the Property could be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written down to zero.

     The Cedar Lake Ltd. Local Limited Partnership has incurred significant operating losses and cash flow deficits. If operations at the property do not improve, this property may be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

5.   GAIN ON SALE OF PROPERTY FROM LOCAL LIMITED PARTNERSHIP

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

6.   TAXABLE INCOME

     The Partnership's taxable income differs from the net loss for financial reporting purposes, as follows (in thousands):

                                                                                    1998               1997
                                                                                 ---------           --------
      Net loss for financial reporting purposes                                  $      (86)         $   (322)

                   Amortization  of  capitalized   costs  and  costs  in
                   excess of the Partnership's  initial basis in the net
                   assets of the Local Limited Partnerships                               -                 7
                   Tax gains in excess of gains for financial  reporting
                   purposes (due primarily to termination)
                                                                                          -             4,386
                   Writedown of investment                                                -               762

                   Differences in equity in Local Limited  Partnerships'
                   income/loss   for   financial   reporting   and   tax
                   reporting purposes                                                   257              (350)
                   Income from Local Limited Partnerships
                   Cash distributions                                                   (51)             (129)
                                                                                 ----------         ---------

      Taxable income                                                             $      120         $   4,354
                                                                                 ==========         =========

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                           Has Served as
                            Position Held with the          a Director or
Name                       Managing General Partner        Officer Since
----                       ------------------------        -------------

Michael L. Ashner          Chief Executive Officer              1-96
                           and Director

Thomas C. Staples          Chief Financial Officer              1-99

Peter Braverman            Executive Vice President             1-96

Carolyn Tiffany            Chief Operating Officer              10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June

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

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

         The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b) Security ownership of management.

         None of the officers, directors or general partners of the General Partner or their respective officers, directors or general partners owned any Units at March 15, 1999 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 100 Units and Winthrop Financial Associates, A Limited Partnership owns 5 Units (.60% in the aggregate).

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

Item 12. Certain Relationships and Related Transactions.

         The Partnership began borrowing from First Winthrop in 1986, and through December 31, 1997, had borrowed a total of $1,164,672 from First Winthrop to fund operating deficits incurred by some Local Limited Partnerships and to pay the Partnership's general and administrative expenses. Through December 31, 1997, the Partnership has repaid $875,661 to First Winthrop leaving an outstanding loan balance of $289,011 on December 31, 1997. This amount was transferred by First Winthrop to an unaffiliated third party on October 27, 1997.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1998 For the years ended December 31, 1997 and 1998, respectively, Winthrop Management LLC received management fees of $31,701 and $0 from the Local Limited Partnership owning the Villas. In addition, the Partnership paid $10,000 to Winthrop Management for services rendered in 1997. Effective December 16, 1997, management at the Villas began being performed by an affiliate of Coordinated Services of Valdosta LLC.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 13th day of April, 1999.

                                     WINTHROP RESIDENTIAL ASSOCIATES I,
                                     A LIMITED PARTNERSHIP

                                     By: One Winthrop Properties, Inc.
                                         Managing General Partner


                                          By: /s/ Michael L. Ashner
                                              -------------------------
                                                  Michael Ashner
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                Title                        Date
--------------                -----                        ----

/s/ Michael L. Ashner     Chief Executive            April 13, 1999
---------------------     Officer and Director
Michael L. Ashner

/s/ Thomas Staples        Chief Financial Officer    April 13, 1999
---------------------
Thomas Staples

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

10.2     Services Agreement, dated December 16, 1997, by and between First
         Winthrop Corporation, Winthrop Financial Co., Inc., WFC Realty Co.,
         Inc., WFC Realty Saugus, Inc., Winthrop Properties, Inc., Winthrop
         Metro Equities Corporation, Winthrop Lisbon Realty, Inc. and Northwood
         Realty Co., Inc. and Coordinated Services of Valdosta, LLC.
         (incorporated by reference to the Registrant's Annual Report on Form
         10KSB for the year ended December 31, 1997).

16. Letter from Arthur Andersen LLP dated September 19, 1996 (incorporated herein by reference to Registrant's Current Report on Form 8-K dated
         September 19, 1996).

27.      Financial Data Schedule.

99. Supplementary information required pursuant to Section 9.4 of the Partnership Agreement.