Form 10QSB
period 1999-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1999-05-14
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272
                                                -------

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Maryland                                    04-2720493
-------------------------------------     -------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   Five Cambridge Center, Cambridge, MA                 02142-1493
-------------------------------------------     ---------------------------
  (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code     (617) 234-3000
                                                  -------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                     1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

                         PART 1 - FINANCIAL INFORMATION



Item 1. Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                 March 31,              December 31,
                                                                   1999                     1998
                                                           ---------------------    ---------------------

Assets

Cash and cash equivalents                                  $                430     $                455
Note receivable and accrued interest                                        110                      107
Investment in Local Limited Partnership                                     320                      329
                                                           ---------------------    ---------------------

      Total Assets                                         $                860     $                891
                                                           =====================    =====================

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                           $                  8     $                  9
Loan payable and accrued interest - affiliate                               334                      328
                                                           ---------------------    ---------------------

      Total Liabilities                                                     342                      337
                                                           ---------------------    ---------------------

Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest, $1,000
      stated value per unit; 25,676 units authorized;
      25,595 units issued and outstanding                                 1,611                    1,645
General Partners deficit                                                 (1,093)                  (1,091)
                                                           ---------------------    ---------------------

      Total Partners' Capital                                               518                      554
                                                           ---------------------    ---------------------

      Total Liabilities and Partners' Capital              $                860     $                891
                                                           =====================    =====================



                       See notes to financial statements.

                                     2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Statements of Income (Unaudited)


(In Thousands, Except Unit Data)

                                                                                      For The Three Months Ended
                                                                                   March 31,               March 31,
                                                                                     1999                     1998
                                                                             ---------------------    ---------------------

Income/(Loss):

Income from Local Limited Partnership
  cash distributions                                                         $                  -     $                 23
Equity in (loss) income of Local Limited
  Partnership                                                                                  (9)                       2
Interest                                                                                        5                        2
                                                                             ---------------------    ---------------------

      Total (Loss) Income                                                                      (4)                      27
                                                                             ---------------------    ---------------------

Expenses:

Interest                                                                                        6                        7
General and administrative                                                                     26                       19
                                                                             ---------------------    ---------------------

      Total expenses                                                                           32                       26
                                                                             ---------------------    ---------------------

Net (loss) income                                                            $                (36)    $                  1
                                                                             =====================    =====================

Net loss allocated to General Partners                                       $                 (2)    $                  -
                                                                             =====================    =====================

Net (loss) income allocated to Limited Partners                              $                (34)    $                  1
                                                                             =====================    =====================

Net (loss) income per Unit of Limited Partnership Interest                   $              (1.33)    $                .04
                                                                             =====================    =====================





                       See notes to financial statements.

                                     3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                      Units of
                                       Limited          General           Limited            Total
                                     Partnership       Partners'         Partners'         Partners'
                                      Interest          Deficit           Capital           Capital
                                   ----------------  ---------------   ---------------   ---------------

Balance - January 1, 1999                   25,595   $       (1,091)   $        1,645    $          554

     Net loss                                                    (2)              (34)              (36)
                                   ----------------  ---------------   ---------------   ---------------

Balance - March 31, 1999                    25,595   $       (1,093)   $        1,611    $          518
                                   ================  ===============   ===============   ===============












                       See notes to financial statements.


                                     4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999



Statements of Cash Flows (Unaudited)


(In Thousands)

                                                                                      For The Three Months Ended
                                                                                  March 31,                March 31,
                                                                                     1999                     1998
                                                                             ---------------------    ---------------------

Cash Flows From Operating Activities:

Net (loss) income                                                            $                (36)    $                  1
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
      Equity in (loss) income of Local Limited Partnership                                      9                       (2)

Changes in assets and liabilities:
      Increase in accrued interest receivable                                                  (3)                       -
      (Decrease) increase in accrued expenses                                                  (1)                      12
      Increase in accrued interest payable                                                      6                        -
                                                                             ---------------------    ---------------------

      Net cash (used in) provided by operating activities                                     (25)                      11
                                                                             ---------------------    ---------------------

Net (decrease) increase in cash and cash equivalents                                          (25)                      11

Cash and cash equivalents, beginning of period                                                455                      251
                                                                             ---------------------    ---------------------

Cash and cash equivalents, end of period                                     $                430     $                262
                                                                             =====================    =====================













                       See notes to financial statements.


                                     5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

                          NOTES TO FINANCIAL STATEMENTS


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.
























                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


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

             Liquidity and Capital Resources

             As of March 31, 1999, the Partnership retained an equity interest in six Local Limited Partnerships. The level of liquidity based on cash and cash equivalents experienced a $25,000 decrease from cash used in operating activities for the three months ended March 31, 1999, as compared to December 31, 1998. At March 31, 1999, the Partnership had $430,000 in cash and cash equivalents, which has been invested primarily in short-term certificates of deposit and money market accounts.

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

             The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $334,000 at March 31, 1999. The Partnership did not make cash distributions to its partners during 1999 or 1998.

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

                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Item 2.      Management's Discussion and Analysis or Plan of Operation

             Liquidity and Capital Resources (Continued)

             The Local Limited Partnership which owns The Villas Apartments previously entered into a provisional workout agreement with the U.S. Department of Housing and Urban Development ("HUD"). This agreement expired on December 30, 1998. The general partner of the Local Limited Partnership has been notified by HUD that they will begin foreclosure proceedings. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

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

             During the first half of 1998, Coordinated Services, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

             Following the completion of its assessment of the computer software and hardware, Coordinated Services, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Item 2.      Management's Discussion and Analysis or Plan of Operation

             Year 2000 (Continued)

             To date, neither Coordinated Services or the General Partner are aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

             Results of Operations

             Net income decreased by $37,000 to a net loss of $36,000 for the three months ended March 31, 1999, as compared to the comparable period in 1998, due to a decrease in income of $31,000 and an increase in expenses of $6,000.

             Income declined primarily due to the Partnership not receiving any cash distributions from any Local Limited Partnerships. During the three months ended March 31, 1998, the Partnership received residual cash distributions of $23,000 from the Shadowbrook property which was lost through foreclosure during 1996. In addition, the Partnership's equity in income of a Local Limited Partnership decreased by $11,000 to a loss of 9,000. These amounts were offset by an increase in interest income of $3,000 which was due to higher cash reserves. Expenses increased primarily due to an increase in professional fees.

                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibit 27

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1999.















                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999


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

                             WINTHROP RESIDENTIAL ASSOCIATES I,
                             A LIMITED PARTNERSHIP

                             BY:    ONE WINTHROP PROPERTIES, INC.
                                    Managing General Partner



                                    BY:    /s/ Michael L. Ashner
                                           -------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer



                                    BY:    /s/ Thomas C. Staples
                                           -------------------------------
                                           Thomas C. Staples
                                           Chief Financial Officer

                                           Dated: May 13, 1999












                                    11 of 12

                                                                      Exhibit 99


            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

         1. Statement of Cash Available for Distribution for the three months ended March 31, 1999:

         Net loss                                                 $   (36,000)
         Add:    Equity in loss of Local Limited Partnership            9,000

                 Cash from reserves                                    27,000
                                                                  -----------

         Cash Available for Distribution                          $         -
                                                                  ===========



         2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 1999:


                 Entity Receiving              Form of
                   Compensation              Compensation           Amount
            --------------------------    ------------------   ----------------

            None












                                    12 of 12