Form 10QSB
period 1999-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1999-08-16
CIK 350903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________


                        Commission file number 0-10272
                                               --------

           Winthrop Residential Associates I, A Limited Partnership
      ------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               Maryland                            04-2720493
  -------------------------------------  -----------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

   Five Cambridge Center, Cambridge, MA            02142-1493
  --------------------------------------   -----------------------------------
  (Address of principal executive office)           (Zip Code)

  Registrant's telephone number, including area code (617) 234-3000


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      ------   -----

                                   1 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1999

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                                    June 30,               December 31,
                                                                                      1999                     1998
                                                                              --------------------     --------------------
Assets:

Cash and cash equivalents                                                     $                482     $                455
Note receivable and accrued interest                                                           112                      107
Investment in Local Limited Partnership                                                        296                      329
                                                                              --------------------     --------------------
       Total Assets                                                           $                890     $                891
                                                                              ====================     ====================
Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                                              $                  7     $                  9
Loan payable and accrued interest - affiliate                                                  340                      328
                                                                              --------------------     --------------------
       Total Liabilities                                                                       347                      337
                                                                              --------------------     --------------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest, $1,000 stated value per unit;
       25,676 units authorized; 25,595 units issued
       and outstanding                                                                       1,635                    1,645
General Partners deficit                                                                    (1,092)                  (1,091)
                                                                              --------------------     --------------------
       Total Partners' Capital                                                                 543                      554
                                                                              --------------------     --------------------
       Total Liabilities and Partners' Capital                                $                890     $                891
                                                                              ====================     ====================

                      See notes to financial statements.

                                   2 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                                For the Three Months Ended             For The Six Months Ended
                                                             ---------------------------------      -------------------------------
                                                                June 30,          June 30,            June 30,          June 30,
                                                                  1999              1998                1999              1998
                                                             ---------------   ---------------      --------------   --------------
Income:

     Income from Local Limited Partnership
       cash distributions                                    $            73   $            51      $           73   $           74
     Equity in loss of Local Limited
       Partnership                                                       (25)               (2)                (34)               -
     Interest                                                              7                 2                  12                4
                                                             ---------------   ---------------      --------------   --------------

         Total income                                                     55                51                  51               78
                                                             ---------------   ---------------      --------------   --------------
Expenses:

     Interest                                                              6                 6                  12               13
     General and administrative                                           24                35                  50               54
     Management fees                                                          -              5                      -             5
                                                             ---------------   ---------------      --------------   --------------
         Total expenses                                                   30                46                  62               72
                                                             ---------------   ---------------      --------------   --------------

Net income (loss)                                             $           25   $             5      $          (11)  $            6
                                                              ==============   ===============      ==============   ==============

Net income (loss) allocated to General Partners               $            1   $             -      $           (1)  $            -
                                                              ==============   ===============      ==============   ==============

Net income (loss) allocated to Limited Partners               $           24   $             5      $          (10)  $            6
                                                              ==============   ===============      ==============   ==============

Net income (loss) per Unit of Limited
   Partnership Interest                                       $          .94   $           .19      $         (.39)  $          .23
                                                              ==============   ===============      ==============   ==============

                      See notes to financial statements.

                                   3 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999

Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                                         Units of
                                                         Limited            General            Limited
                                                       Partnership         Partners'          Partners'           Total
                                                         Interest           Deficit            Capital           Capital
                                                       ---------------  ----------------   ---------------   ---------------
Balance - January 1, 1999                                      25,595   $         (1,091)  $         1,645   $           554
                                                       ---------------  ----------------   ---------------   ---------------

     Net Loss                                                                         (1)              (10)              (11)
                                                       ---------------  ----------------   ---------------   ---------------

Balance - June 30, 1999                                        25,595   $         (1,092)  $         1,635   $           543
                                                       ===============  ================   ===============   ===============





                      See notes to financial statements.

                                   4 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1999


Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                        For The Six Months Ended
                                                                                    June 30,                 June 30,
                                                                                      1999                     1998
                                                                                  ------------             ------------
Cash Flows From Operating Activities:

Net (loss) income                                                             $                (11)    $                  6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Equity in loss of Local Limited Partnership                                              34                        -

Changes in assets and liabilities:
       Increase in accrued interest receivable                                                  (5)                       -
       Decrease in accrued expenses                                                             (2)                      (3)
       Increase in accrued interest payable                                                     11                       14
                                                                              --------------------     --------------------

       Net cash provided by operating activities                                                27                       17
                                                                              --------------------     --------------------

Net increase in cash and cash equivalents                                                       27                       17

Cash and cash equivalents, beginning of period                                                 455                      251
                                                                              --------------------     --------------------
Cash and cash equivalents, end of period                                      $                482     $                268
                                                                              ====================     ====================


                      See notes to financial statements.

                                    5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999

                        NOTES TO FINANCIAL STATEMENTS


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

     The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


                                   6 of 12

             WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999

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

             Liquidity and Capital Resources

             As of June 30, 1999, the Partnership retained an equity interest in six Local Limited Partnerships. The level of liquidity based on cash and cash equivalents experienced a $27,000 increase from cash used in operating activities for the six months ended June 30, 1999, as compared to December 31, 1998. At June 30, 1999, the Partnership had $482,000 in cash and cash equivalents, which has been invested primarily in short-term certificates of deposit and money market accounts.

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

             The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $340,000 at June 30, 1999. The Partnership did not make cash distributions to its partners during 1999 or 1998.

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

                                   7 of 12

             WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1999


Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)


             The Local Limited Partnership which owns The Villas Apartments previously entered into a provisional workout agreement with the U.S. Department of Housing and Urban Development ("HUD"). This agreement expired on December 30, 1998. The general partner of the Local Limited Partnership has been notified by HUD that they have begun foreclosure proceedings. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written-down to zero. For tax reporting purposes, the Partnership will incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

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

                                   8 of 12

             WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999


Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Year 2000 (Continued)

             To date, neither Coordinated Services or the General Partner is aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

             Results of Operations

             Net income decreased by $17,000 to a net loss of $11,000 for the six months ended June 30, 1999 as compared to the comparable period in 1998, due to a decrease in income of $27,000 and a decrease in expenses of $10,000. Net income for three months ended June 30, 1999 increased by $20,000 as compared to the three months ended June 30, 1998, due to an increase in income of $4,000 and a decrease in expenses of $16,000.

             Income for the six months ended June 30, 1999, as compared to 1998, declined primarily due to the equity in income of a Local Limited Partnership which decreased to a loss of $34,000. This amount was partially offset by an increase in interest income of $8,000 which was due to higher cash reserves. Expenses decreased primarily due to a decrease in management fees and general and administrative expenses.

                                   9 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999


Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibit 27

                  27.      Financial Data Schedule

                  99.      Supplementary  Information  Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the six months ended June 30, 1999.

                                   10 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-QSB JUNE 30, 1999


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


                                        WINTHROP RESIDENTIAL ASSOCIATES I,
                                        A LIMITED PARTNERSHIP

                                        BY: ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner


                                            BY: /s/ Michael L. Ashner
                                                --------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer


                                            BY: /s/ Thomas C. Staples
                                                --------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

                                                Dated: August 13, 1999


                                  11 of 12