Form 10QSB
period 1999-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 1999-11-12
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION

                       ----------------------------------

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999
                                             ------------------

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ___________

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

        Registrant's telephone number, including area code (617) 234-3000
                                                           ---------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---


                                     1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                               September 30,          December 31,
                                                                   1999                  1998
                                                               -------------         ------------

Assets

Cash and cash equivalents                                        $   463              $   455
Note receivable and accrued interest                                 114                  107
Investment in Local Limited Partnership                              295                  329
                                                                 --------             --------

       Total Assets                                              $   872              $   891
                                                                 ========             ========

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                                 $    11              $     9
Loan payable and accrued interest - affiliate                        347                  328
                                                                 --------             --------

       Total Liabilities                                             358                  337
                                                                 --------             --------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit;
       25,676 units authorized;
       25,595 units issued
       and outstanding                                             1,607                1,645
General Partners deficit                                          (1,093)              (1,091)
                                                                 --------             --------

       Total Partners' Capital                                       514                  554
                                                                 --------             --------

       Total Liabilities and Partners' Capital                   $   872              $   891
                                                                 ========             ========

                       See notes to financial statements.


                                    2 of 12

                      WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)


                                                                For the Three Months Ended        For The Nine Months Ended
                                                              September 30,    September 30,    September 30,   September 30,
                                                                  1999              1998            1999            1998
                                                              -------------    -------------    -------------   -------------

Income:

     Income from Local Limited Partnership
       cash distributions                                        $    -          $     -          $    73         $    74
     Equity in loss of Local Limited
       Partnership                                                    -              (21)             (34)            (21)
     Interest                                                         6                8               18              12
     Loss on sale of  investment in
       Local Limited Partnership                                      -              (23)               -             (23)
                                                                 ------          -------          -------         -------

         Total income (loss)                                          6              (36)              57              42
                                                                 ------          -------          -------         -------

Expenses:

     Interest                                                         7                8               19              21
     General and administrative                                      28               27               78              81
     Management fees                                                  -                -                -               5
                                                                 ------          -------          -------         -------

         Total expenses                                              35               35               97             107
                                                                 ------          -------          -------         -------

Net loss                                                         $  (29)         $   (71)         $   (40)        $   (65)
                                                                 ======          =======          =======         =======

Net loss allocated to General Partners                           $   (1)         $    (2)         $    (2)        $    (2)
                                                                 ======          =======          =======         =======

Net loss allocated to Limited Partners                           $  (28)         $   (69)         $   (38)        $   (63)
                                                                 ======          =======          =======         =======

Net loss per Unit of Limited
   Partnership Interest                                          $(1.09)         $(2.70)          $(1.48)         $(2.46)
                                                                 ======          =======          =======         =======


                       See notes to financial statements.

                                     3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999


Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)


                                  Units of
                                   Limited      General     Limited
                                 Partnership   Partners'   Partners'     Total
                                   Interest     Deficit     Capital     Capital
                                 -----------   ---------   ---------    -------


Balance - January 1, 1999           25,595      $(1,091)    $1,645       $554

     Net Loss                                        (2)       (38)       (40)
                                 ----------     --------    -------      -----

Balance - September 30, 1999        25,595      $(1,093)    $1,607       $514
                                 ==========     ========    =======      =====





                                    4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Statements of Cash Flows (Unaudited)

(In Thousands)


                                                                                    For The Nine Months Ended
                                                                                 September 30,      September 30,
                                                                                      1999               1998
                                                                                 -------------      -------------

Cash Flows From Operating Activities:

Net loss                                                                           $ (40)               $(65)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
       Equity in loss of Local Limited Partnership                                    34                  21
       Loss on sale of investment in Local Limited Partnership                         -                  23

Changes in assets and liabilities:
       Increase in accrued interest receivable                                        (7)                  -
       Increase (decrease) in accrued expenses                                         2                  (2)
       Increase in accrued interest payable                                           19                  21
                                                                                   -----               -----

       Net cash provided by (used in) operating activities                             8                  (2)
                                                                                   -----               -----

Cash Flows From Investing Activities:

       Expenses relating to sale of investment in Local
         Limited Partnership                                                           -                  (2)
       Collections of note receivable                                                  -                  70
       Distributions received from Local Limited Partnership                           -                 150
                                                                                   -----               -----

       Net cash provided by investing activities                                       -                 218
                                                                                   -----               -----


Net increase in cash and cash equivalents                                              8                 216

Cash and cash equivalents, beginning of period                                       455                 251
                                                                                   -----               -----

Cash and cash equivalents, end of period                                           $ 463               $ 467
                                                                                   =====               =====



                       See notes to financial statements.

                                     5 of 12

           WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.



                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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

             Liquidity and Capital Resources

             As of September 30, 1999, the Partnership retained an equity interest in six Local Limited Partnerships. The level of liquidity based on cash and cash equivalents experienced an $8,000 increase from cash provided by operating activities for the nine months ended September 30, 1999, as compared to December 31, 1998. At September 30, 1999, the Partnership had $463,000 in cash and cash equivalents, which has been invested primarily in short-term certificates of deposit and money market accounts.

             The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay general and administrative expenses and to make capital contributions to any of the Local Limited Partnerships which the Managing General Partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans.

             The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $347,000 at September 30, 1999. The Partnership did not make cash distributions to its partners during 1999 or 1998.

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


                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999


Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)


             The Local Limited Partnership which owns The Villas Apartments previously entered into a provisional workout agreement with the U.S. Department of Housing and Urban Development ("HUD"). This agreement expired on December 30, 1998. The general partner of the Local Limited Partnership has received a notice of default and foreclosure sale from HUD. The foreclosure proceedings are expected to occur in the fourth quarter of 1999. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written-down to zero. For tax reporting purposes, the Partnership will incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

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


                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999


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

             Results of Operations

             Net loss decreased by $25,000 to a net loss of $40,000 for the nine months ended September 30, 1999 as compared to the comparable period in 1998, due to an increase in income of $15,000 and a decrease in expenses of $10,000. Net loss for three months ended September 30, 1999 decreased by $42,000 as compared to the three months ended September 30, 1998, due to an increase in income of $42,000.

             Income for the nine months ended September 30, 1999, as compared to 1998, increased primarily because there was a loss on sale of investment in a Local Limited Partnership of $23,000 recorded in 1998. In addition, there was an increase in interest income of $6,000 which was due to higher cash reserves. These amounts were partially offset by an increase in the equity in loss of a Local Limited Partnership of $13,000. Expenses decreased due to a decrease in interest, management fees and general and administrative expenses.



                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999


Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibit 27

                  27.      Financial Data Schedule

                  99.      Supplementary  Information  Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 1999.



                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999


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



                                       WINTHROP RESIDENTIAL ASSOCIATES I,
                                       A LIMITED PARTNERSHIP

                                       BY:    ONE WINTHROP PROPERTIES, INC.
                                              Managing General Partner




                                              BY: /s/ Michael L. Ashner
                                                  ---------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer



                                              BY: /s/ Thomas C. Staples
                                                  ---------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                                  Dated: November 10, 1999



                                    11 of 12