Form 10KSB
period 1999-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2000-04-14
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSIONQ
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 1999                             Commission File
                   -----------------                             Number  0-10272
                                                                       ---------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)

      Maryland                                                04-2720493
-------------------------                             --------------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                 02142
-------------------------------------------------------               ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $3,000.

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

         The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes originally subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. The Partnership has sold its interests in six properties: Greentree Apartments (November 1986), Marsh Cove Apartments (December 1986), Orchard Hill (October
1988), Racquet Club (May 1989), Columbine (May 1989) and Heritage Hills Townhouses (1997). See "Item 2. Description of Properties." A seventh property, Copperfield Apartments, was sold in 1985 by its Local Limited Partnership which provided seller financing with a second mortgage. The buyer subsequently defaulted on the second mortgage in 1988, and the Local Limited Partnership completed the reacquisition of the property in August 1991. In 1998, the Partnership sold a portion of its interest in Copperfield Apartments (see "Property Matters" below). The Partnership lost its ownership interests in The Park Apartments, Candlewood Apartments and The Villas when HUD foreclosed on the Local Limited Partnerships owning those properties in August 1993, January 1995, and December 1999, respectively. The mortgage encumbering Stonewood Apartments was foreclosed in March 1996 and Shadowbrook Apartments was effectively deeded in lieu of foreclosure to the lender in August 1996. See "Defaults" below.

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

Defaults

         As noted above, the Partnership holds limited partnership interests in Local Limited Partnerships, which own apartment properties, all of which were originally financed with HUD-insured first mortgages. If a Local Limited Partnership defaults on a HUD-insured mortgage, the mortgagee can assign the defaulted mortgage to HUD and recover the principal owed on its first mortgage from HUD. HUD, in its discretion, may then either (i) negotiate a workout agreement with the Local Limited Partnership, (ii) sell the mortgage to another lender, or (iii) pursue its right to transfer the ownership of the property from the Local Limited Partnership to HUD through a foreclosure action. The objective of a workout agreement between an owner and HUD is to secure HUD's sanction of a plan which, over time, will cure any mortgage delinquencies. While a workout agreement is effective and its terms are being met, HUD agrees not to pursue any remedies available to it as a result of the default. If the owner does default under the terms of the workout agreement or if HUD concludes that a property in default lacks the ability to generate sufficient revenue to cure its default, it may pursue its right to assume ownership of the property through foreclosure. HUD may also sell the mortgage to another lender. Some workout agreements terminate upon the sale of the mortgage to another lender.

         The Local Limited Partnership owning Shadowbrook defaulted on its mortgage in November 1987, and the mortgage was subsequently assigned by the lender to HUD. In August 1996, unable to reach a resolution to cure the default, this property was effectively deeded in lieu of foreclosure to the lender.

         The Local Limited Partnership owning The Villas defaulted on its mortgage obligation in November 1991. The lender assigned the mortgage to HUD in August 1992. On September 1, 1996, a provisional workout agreement was entered into with HUD. This agreement expired on August 31, 1997. The provisional workout agreement was extended through December 30, 1998. In December 1999, the Local Limited Partnership and HUD were unable to reach a resolution to cure the default or extend the workout, and HUD foreclosed on the Property.

         The Local Limited Partnership, which owns Albany Landings Apartments, has incurred significant operating losses and cash flow deficits and, as a result, is in default on its mortgage indebtedness. Accordingly, if the default cannot be cured or the an agreement negotiated with the lender, this property may be lost through foreclosure. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

         The Local Limited Partnership owning Stonewood defaulted on its mortgage in February 1988, and the mortgage was assigned to HUD in September 1988. The Local Limited Partnership was unable to negotiate a workout proposal, which HUD will approve. In May 1995, HUD sold the mortgage to Condor One, Inc. The Local Limited Partnership signed a pre-negotiation agreement with the new lender and submitted various proposals to the new lender all of which were rejected. The new owner of the mortgage foreclosed on its mortgage on March 14, 1996.

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

Item 2. Description of Properties.

         The following table sets forth certain information regarding the properties owned by the five Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2000:

                                              Date of
Property Name              Location        Acquisition(1)    Number of Units
-------------              --------        --------------    ---------------

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

----------------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

         The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                                                                    Principal
                   Principal                                         Balance
                   Balance at      Interest   Period    Maturity     Due at
Property        December 31,1999     Rate    Amortized    Date      Maturity
--------        ----------------     ----    ---------    ----      --------

Lynndale          $3,955,808         7.5%     40 years  3/1/2023          (1)
Stonegate         $4,693,771         7.5%     40 years  12/1/2022         (1)
Albany Landing    $2,682,852         7.5%     40 years  9/1/2023          (1)
College Green     $2,713,334         7.5%     40 years  3/1/2023          (1)
Copperfield       $1,185,283         6.4%     10 years  9/1/2008   $1,039,000

(1) Self-amortizing loan.

         The following table sets forth the Partnership's limited partnership ownership interest in each of the Local Limited Partnerships:


Local Limited Partnership           Ownership Interest
-------------------------           ------------------

Lynndale Apartments, Ltd.                 50%
Stonegate Apartments
  Limited Partnership                     93%
Cedar Lake, Ltd.                          98.93%
College Green                             95%
First Investment
  Limited Partnership I                   50%

         As of March 15, 2000, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                               Average Monthly
                                     Average Monthly              Rental
                                     Occupancy Rate            Rate per Unit

Property                           1999          1998         1999         1998
--------                           ----          ----         ----         ----

Lynnwood Park                       93%           96%         $568         $524
Stonegate                           (1)           93%          (1)         $538
Albany Landing                      74%           79%         $416         $415
College Green                       89%           93%         $516         $533
Copperfield                         (1)           91%          (1)         $521

(1) Information has not been provided by the Local Limited Partnership.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1999 (in thousands):

                 Gross                                                  Federal
                Carrying    Accumulated                                   Tax
Property         Value      Depreciation       Rate           Method     Basis
--------         -----      ------------       ----           ------     -----

Lynnwood Park    $4,426         $3,111        5-25 yrs.        S/L        $180
Stonegate        $4,802         $3,380        5-25 yrs.        S/L        $114
Albany Landing   $3,347         $2,021       10-25 yrs.        S/L        $155
College Green    $3,667         $2,450       10-25 yrs.        S/L        $238
Copperfield      $3,117           $992      5-27.5 yrs.        S/L      $1,500

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

         As of March 1, 2000, there were 2,757 holders of Units holding 25,585 units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 1999 or 1998.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

         Liquidity and Capital Resources

         As of December 31, 1999, the Partnership retained an equity interest in six Local Limited Partnerships, five of which own one apartment complex. The property owned by the other Local Limited Partnership was foreclosed upon by the Department of Housing and Urban Development ("HUD") in December 1999. The properties are located throughout the United States.

         The level of liquidity based on cash and cash equivalents experienced a $9,000 decrease for the year ended December 31, 1999, as compared to December 31, 1998. The Partnership's distribution received from a Local Limited Partnership of $73,000 (investing activities) was more than offset by $82,000 of net cash used in operating activities. At December 31, 1999, the Partnership had $446,000 in cash and cash equivalents, which had been invested primarily in short-term certificates of deposit and a money market account.

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

         The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $354,000 and $328,000 at December 31, 1999 and 1998, respectively. The Partnership did not make cash distributions to its partners during 1999 or 1998.

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

         The Local Limited Partnership which owns The Villas Apartments previously entered into a provisional workout agreement with HUD. This agreement expired on December 30, 1998. In December 1999, HUD foreclosed on the Villas Apartments. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership will incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

         The Cedar Lake Ltd. Local Limited Partnership has incurred significant operating losses and cash flow deficits, and is currently in default on its mortgage. Therefore, this property may be lost through foreclosure. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership would incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

         Results of Operations

         The Partnership's net loss increased by $43,000 for the year ended December 31, 1999, as compared to 1998, due to a decrease in revenues of $43,000 while expenses remained constant.

         Income declined primarily due to an increase of $70,000 in equity in loss from the Local Partnership owning Copperfield Apartments which was partially offset by a loss on sale of investment in a Local Limited Partnership of $23,000 which was recorded in 1998. During the year ended December 31, 1999, the Partnership received $73,000 from the Local Limited Partnership which owns the Lynwood property. During 1998, $51,000 was received from the Local Limited Partnership which owns the Lynwood property and $23,000 from the Local Limited Partnerships owning the Shadowbrook property. The Shadowbrook property was lost through foreclosure during 1996.

Item 7. Financial Statements


            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 and 1998

                                      INDEX

                                                                           Page
                                                                           ----

Independent Auditors' Report.............................................. F - 2

Financial Statements:

Balance Sheets as of December 31, 1999 and 1998........................... F - 3

Statements of Operations for the Years Ended
     December 31, 1999 and 1998........................................... F - 4

Statements of Partners' Capital for the Years Ended
     December 31, 1999 and 1998........................................... F - 5

Statements of Cash Flows for the Years Ended
     December 31, 1999 and 1998........................................... F - 6

Notes to Financial Statements............................................. F - 7

                          Independent Auditors' Report


To the Partners
Winthrop Residential Associates I, A Limited Partnership

We have audited the accompanying balance sheets of Winthrop Residential Associates I, A Limited Partnership (a Maryland limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
March 20, 2000

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                                DECEMBER 31,
                                                           ---------------------

                                                             1999        1998
                                                           -------     -------

ASSETS

Cash and cash equivalents                                  $   446      $   455
Note receivable and accrued interest                           116          107
Investment in Local Limited Partnership                        235          329
                                                           -------      -------

       Total Assets                                        $   797      $   891
                                                           =======      =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued expenses                                           $    18      $     9
Loan payable and accrued interest - affiliate                  354          328
                                                           -------      -------

       Total Liabilities                                       372          337
                                                           -------      -------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                       1,522        1,645
General Partners' deficit                                   (1,097)      (1,091)
                                                           -------      -------

       Total Partners' Capital                                 425          554
                                                           -------      -------

       Total Liabilities and Partners' Capital             $   797      $   891
                                                           =======      =======


                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)


                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------

                                                            1999      1998
                                                           ------    ------

Income:

Income from Local Limited Partnership
  cash distributions                                       $  73     $  74
Equity in loss of Local Limited Partnership                  (94)      (24)
Loss on sale of investment in Local Limited Partnership       --       (23)
Interest                                                      24        19
                                                           ------    ------

       Total Income                                            3        46
                                                           ------    ------

Expenses:

Interest                                                      26        27
General and administrative                                    99       100
Management fees                                                7         5
                                                           ------    ------

       Total Expenses                                        132       132
                                                           ------    ------

Net Loss                                                   $(129)    $ (86)
                                                           ======    ======

Net Loss allocated to General Partners                     $  (6)    $  (3)
                                                           ======    ======

Net Loss allocated to Limited Partners                     $(123)    $ (83)
                                                           ======    ======

Net Loss per Unit of Limited Partnership Interest          $(4.81)   $(3.24)
                                                           ======    ======


                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                        (In Thousands, Except Unit Data)


                                Units of
                                Limited       General      Limited       Total
                              Partnership    Partners'    Partners'    Partners'
                                Interest      Deficit      Capital      Capital
                              -----------    ---------    ---------    ---------

Balance - January 1, 1998         25,595     $  (1,088)   $  1,728     $   640

     Net Loss                          -            (3)        (83)        (86)
                              -----------    ----------   ---------    --------

Balance - December 31, 1998       25,595        (1,091)      1,645         554

     Net Loss                          -            (6)       (123)       (129)
                              -----------    ----------   ---------    --------

Balance - December 31, 1999       25,595     $  (1,097)   $  1,522     $   425
                              ===========    ==========   =========    ========



                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                       YEARS ENDED DECEMBER 31,
                                                                                       ------------------------

                                                                                            1999      1998
                                                                                          --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $  (129)   $  (86)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Income from Local Limited Partnership cash distributions                               (73)      (74)
       Loss on sale of investment in Local Limited Partnership                                  -        23
       Equity in loss of Local Limited Partnership                                             94        24
Changes in assets and liabilities:
       Increase in accrued interest receivable                                                 (9)        -
       Increase (decrease) in accrued expenses                                                  9        (2)
       Increase in accrued interest payable                                                    26        27
                                                                                          --------   -------

       Net cash used in operating activities                                                  (82)      (88)
                                                                                          --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Expenses related to sale of investment in Local Limited Partnership                      -        (2)
       Collections of note receivable                                                           -        70
       Distributions received from Local Limited Partnerships                                  73       224
                                                                                          --------   -------

       Net cash provided by investing activities                                               73       292
                                                                                          --------   -------

       Net (decrease) increase in cash and cash equivalents                                    (9)      204

Cash and cash equivalents, Beginning of Year                                                  455       251
                                                                                          --------   -------

Cash and cash equivalents, End of Year                                                    $   446    $  455
                                                                                          ========   =======

Supplemental Disclosure of Non-Cash Investing Activities:
       Sale of Investment in Local Limited Partnership
       payable with a promissory note (see Note 4)                                        $     -    $  175
                                                                                          ========   =======


                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Residential Associates I, A Limited Partnership (the "Partnership") was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. At December 31, 1999, the Partnership has investments in six Local Limited Partnerships, five of which own one apartment complex. The property owned by the other Local Limited Partnership was foreclosed upon by the Department of Housing and Urban Development ("HUD") in December 1999. The properties are located throughout the United States.

     The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000. At December 31, 1999 and 1998, there were 25,595 limited partnership units issued and outstanding.

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Loss Per Limited Partnership Unit

     Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the 25,595 units outstanding.

     Income Taxes

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of certificates of deposit and a money market account held by a bank, with original maturity dates of three months or less.

     Segment Reporting

     The Partnership has one reportable segment, residential real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

     Reclassification

     Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

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

3.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. (the "Managing General Partner") is a wholly owned subsidiary of First Winthrop Corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)


3.   TRANSACTIONS WITH RELATED PARTIES (Continued)

     The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to a management fee for these services equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of
     (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. Coordinated Services, which is a related party for financial reporting purposes only, earned management fees of $7,000 and $5,000 for the years ended December 31, 1999 and 1998, respectively.

     The Partnership has a loan payable to an affiliate in the amount of $289,000 which bears interest at the prime rate plus 1% (9.5% and 8.75% at December 31, 1999 and 1998, respectively), and is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The principal balance and accrued interest on the loan was $354,000 and $328,000 at December 31, 1999 and 1998, respectively. Due to the nature of the loan payable, it is not practicable to estimate fair value because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership.

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

     As of December 31, 1999, the Partnership has Limited Partnership equity interests in five Local Limited Partnerships each owning one apartment complex and one Local Limited Partnership which was foreclosed upon by HUD in December 1999. Such interests are summarized as follows:

                                                                      Percentage
             Local Limited Partnership                                Ownership
             -------------------------                                ---------

      The Villas, Ltd. (The Villas Apartments)
               (foreclosed upon in December of 1999)                      99%
      Lynndale Apartments, Ltd. (Lynwood Park Apartments)                 50%
      Stonegate Apartments Limited Partnership (Stonegate Apartments)     93%
      Cedar Lake, Ltd. (Albany Landing Apartments)                        99%
      College Green Limited Partnership (College Green Apartments)        95%
      First Investment Limited Partnership I (Copperfield Apartments)     50%

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     The above Local Limited Partnerships have outstanding mortgages totaling $15,276,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     On May 1, 1998, the Partnership sold a portion of its interest in First Investment Limited Partnership I ("Copperfield Apartments"), to the general partner of the Local Limited Partnership. As a result, the Partnership's interest in Copperfield Apartments was reduced to a 50% interest. The sales price was $175,000, payable with a promissory note (the "Note"), maturing on December 31, 2008, and secured by the interest in the Local Limited Partnership. The promissory note accrues interest at 8% per annum. As specified in the Note, one half of the general partner's future distributions from Copperfield Apartments are required to repay the note. On August 31, 1998, Copperfield Apartments refinanced its mortgage. During September 1998, Copperfield Apartments distributed $150,000 of refinancing proceeds to the Partnership and the general partner of Copperfield Apartments repaid $70,000 of the principal balance and $5,000 of accrued interest due on the note. The balance of the note receivable consists of principal of $105,000 and accrued interest of $11,000 at December 31, 1999.

     During 1999 and 1998, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 1998, the net cumulative operating deficit funded by the Partnership to the Local Limited Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital contributions. The remaining $138,000 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership.

     The Local Limited Partnership which owns The Villas Apartments previously entered into a provisional workout agreement with HUD. This agreement expired on December 30, 1998. In December 1999, HUD foreclosed on the Villas Apartments. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero.

     The Cedar Lake Ltd. Local Limited Partnership has incurred significant operating losses and cash flow deficits and is currently in default on its mortgage. Therefore, this property may be lost through foreclosure. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)


     The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                DECEMBER 31,
                                                          ----------------------

                                                            1999        1998
                                                          --------   ----------
       ASSETS

       Real estate, at cost:
         Land                                             $    788   $     929
         Buildings, net of accumulated depreciation
           of $11,954 and $14,231 in 1999
           and 1998, respectively                            6,615       8,665
         Cash and cash equivalents                             563         715
         Other assets, net of accumulated amortization
           of $701 and $747 in 1999 and
           1998, respectively                                1,026       1,183
                                                          ---------  ----------

         Total Assets                                     $  8,992   $  11,492
                                                          =========  ==========

         LIABILITIES AND PARTNERS' CAPITAL

         Liabilities:
            Notes payable                                 $    336   $     755
            Loans payable                                        -         578
            Mortgage notes payable                          15,276      19,097
            Accounts payable and accrued expenses              774       1,222
                                                          ---------  ----------

            Total Liabilities                               16,386      21,652
                                                          ---------  ----------

         Partners' Deficit:
            Winthrop Residential Associates I               (5,885)     (8,357)
            Other partners                                  (1,509)     (1,803)
                                                          ---------  ----------

                                                            (7,394)    (10,160)
                                                          ---------  ----------

         Total Liabilities and Partners' Deficit          $  8,992   $  11,492
                                                          =========  ==========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------

                                                            1999         1998
                                                           -------    --------

         Income:

            Rental income                                  $ 4,197     $  4,278
            Other income                                       341          360
                                                           --------    ---------

                Total income                                 4,538        4,638
                                                           --------    ---------

         Expenses:

            Interest                                         1,397        1,417
            Depreciation and amortization                      866          861
            Taxes and insurance                                410          480
            Other operating expenses                         2,384        2,187
                                                           --------    ---------

                Total expenses                               5,057        4,945
                                                           --------    ---------

         Loss from operations                                 (519)        (307)

         Other income (loss):
            Gain on transfer of foreclosed property          1,066            -
            Extraordinary gain on extinguishment of debt     1,397            -
            Loss on disposition of assets                       (5)           -
                                                           --------    ---------

         Net income (loss)                                 $ 1,939     $   (307)
                                                           ========    =========

         Net income (loss) allocated to
         Winthrop Residential Associates I                 $ 1,978     $   (334)
                                                           ========    =========

         Net income (loss) allocated to
         other partners                                    $   (39)    $     27
                                                           ========    =========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)


5.   TAXABLE INCOME

     The Partnership's taxable income differs from the net loss for financial reporting purposes, as follows (in thousands):

                                                                                  1999       1998
                                                                                 ------     ------

      Net loss for financial reporting purposes                                  $ (129)    $  (86)

                   Differences in equity in Local Limited  Partnerships'
                   income/loss   for   financial   reporting   and   tax
                   reporting purposes                                              3,835        257

                   Income from Local Limited Partnerships
                   Cash distributions                                               (73)       (51)
                                                                                 --------   --------

      Taxable income                                                             $ 3,633    $   120
                                                                                 ========   ========

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1999 or 1998 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

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
                           and Clerk

         Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 44, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 48, has been a Vice President of WFA and the Managing General Partner since January 1996. From June

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

         Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; and Winthrop Growth Investors I Limited Partnership.

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

         The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2000. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

Item 12.  Certain Relationships and Related Transactions.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the years ended December 31, 1999 and 1998.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 13th day of April, 2000.

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

Signature/Name                Title                      Date
--------------                -----                      ----

/s/ Michael L. Ashner     Chief Executive          April 13, 2000
---------------------     Officer and Director
Michael L. Ashner


/s/ Thomas Staples        Chief Financial Officer  April 13, 2000
--------------------
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