Form 10QSB
period 2000-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2000-05-15
CIK 350903

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                           Maryland                                                 04-2720493
      ----------------------------------------------------         ---------------------------------------------
                (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
                   incorporation or organization)

             Five Cambridge Center, Cambridge, MA                                   02142-1493
      ----------------------------------------------------         ---------------------------------------------
            (Address of principal executive office)                                 (Zip Code)

    Registrant's telephone number, including area code                           (617) 234-3000
                                                                   ---------------------------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ----

================================================================================


                                     1 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                                     March 31,             December 31,
                                                                                       2000                    1999
                                                                                  --------------          -------------

Assets

Cash and cash equivalents                                                         $         422           $        446
Note receivable and accrued interest                                                        118                    116
Investment in Local Limited Partnership                                                     247                    235
                                                                                  --------------          -------------

       Total Assets                                                               $         787           $        797
                                                                                  ==============          =============

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                                                  $          12           $         18
Loan payable and accrued interest - affiliate                                               361                    354
                                                                                  --------------          -------------

       Total Liabilities                                                                    373                    372
                                                                                  --------------          -------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest, $1,000 stated value per unit;
       25,676 units authorized; 25,595 units issued
       and outstanding                                                                    1,512                  1,522
General Partners deficit                                                                 (1,098)                (1,097)
                                                                                  --------------          -------------

       Total Partners' Capital                                                              414                    425
                                                                                  --------------          -------------

       Total Liabilities and Partners' Capital                                    $         787           $        797
                                                                                  ==============          =============


                       See notes to financial statements.

                                     2 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


Statements of Income (Unaudited)


(In Thousands, Except Unit Data)

                                                                                       For The Three Months Ended
                                                                                     March 31,                March 31,
                                                                                       2000                      1999
                                                                                  --------------            --------------

Income/(Loss):

Equity in income (loss) of Local Limited
  Partnership                                                                     $          12             $          (9)
Interest                                                                                      6                         5
                                                                                  --------------            --------------

       Total Income (Loss)                                                                   18                        (4)
                                                                                  --------------            --------------

Expenses:

Interest                                                                                      7                         6
General and administrative                                                                   22                        26
                                                                                  --------------            --------------

       Total expenses                                                                        29                        32
                                                                                  --------------            --------------

Net loss                                                                          $         (11)            $         (36)
                                                                                  ==============            ==============

Net loss allocated to General Partners                                            $          (1)            $          (2)
                                                                                  ==============            ==============

Net loss allocated to Limited Partners                                            $         (10)            $         (34)
                                                                                  ==============            ==============

Net loss per Unit of Limited Partnership Interest                                 $       (0.39)            $       (1.33)
                                                                                  ==============            ==============



                       See notes to financial statements.

                                     3 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


Statements of Partners' Capital (Unaudited)


(In Thousands, Except Unit Data)

                                              Units of
                                               Limited         Limited        General          Total
                                             Partnership      Partners'      Partners'       Partners'
                                               Interest        Capital        Deficit         Capital
                                             -----------     -----------    -----------    ------------


Balance - January 1, 2000                        25,595      $    1,522     $   (1,097)    $       425

     Net loss                                                       (10)            (1)            (11)
                                             -----------     -----------    -----------    ------------

Balance - March 31, 2000                         25,595      $    1,512     $   (1,098)    $       414
                                             ===========     ===========    ===========    ============




                       See notes to financial statements.

                                     4 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                       For The Three Months Ended
                                                                                     March 31,                March 31,
                                                                                       2000                     1999
                                                                                 ----------------          ---------------

Cash Flows From Operating Activities:

Net loss                                                                         $           (11)          $          (36)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Equity in (income) loss of Local Limited Partnership                                  (12)                       9

Changes in assets and liabilities:
       Increase in accrued interest receivable                                                (2)                      (3)
       Decrease  in accrued expenses                                                          (6)                      (1)
       Increase in accrued interest payable                                                    7                        6
                                                                                 ----------------          ---------------

       Net cash used in operating activities                                                 (24)                     (25)
                                                                                 ----------------          ---------------

Net decrease in cash and cash equivalents                                                    (24)                     (25)

Cash and cash equivalents, beginning of period                                               446                      455
                                                                                 ----------------          ---------------

Cash and cash equivalents, end of period                                         $           422           $          430
                                                                                 ================          ===============


                       See notes to financial statements.

                                     5 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS



1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.







                                     6 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000



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

             Liquidity and Capital Resources

             As of March 31, 2000, the Partnership retained an equity interest in five Local Limited Partnerships each of which owns one apartment complex. The properties are located throughout the United States.

             The level of liquidity based on cash and cash equivalents experienced a $24,000 decrease as a result of a decrease for the three months ended March 31, 2000, as compared to December 31, 1999 in net cash used in operating activities. At March 31, 2000, the Partnership had $422,000 in cash and cash equivalents, which has been invested primarily in short-term certificates of deposit and money market accounts.

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

             The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $361,000 at March 31, 2000. The Partnership did not make cash distributions to its partners during 2000 or 1999.



                                     7 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)

             The Partnership does not intend to make advances to fund future operating deficits incurred by any Local Limited Partnership, but retains its prerogative to exercise business judgment to reverse this position if circumstances change. Moreover, the Partnership is not obligated to provide any additional funds to the Local Limited Partnerships to fund operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

             The Local Limited Partnership which owns The Villas Apartments previously entered into a provisional workout agreement with the U.S. Department of Housing and Urban Development ("HUD"). This agreement expired on December 30, 1998. In December 1999, HUD foreclosed on The Villas Apartments. For financial reporting purposes, the partnership's investment in this local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership incurred a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

             The Cedar Lake Ltd. Local Limited Partnership ("Cedar Lake"), which owns Albany Landings Apartments, has incurred significant operating losses and cash flow deficits. Cedar Lake has defaulted on the mortgage and HUD has taken possession of the property. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

             Results of Operations

             Net loss decreased by $25,000 to a net loss of $11,000 for the three months ended March 31, 2000 as compared to the comparable period in 1999 due to an increase in income of $22,000 and a decrease in expenses of $3,000.

             Income for the three months ended March 31, 2000, as compared to the comparable period in 1999, increased primarily due to Equity in income of a Local Limited Partnership of $12,000 during the three months ended March 31, 2000 as compared to Equity in loss of Local Limited Partnership of $9,000 in 1999. Interest income and expenses remained relatively constant.


                                     8 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibit 27

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2000.








                                     9 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


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





                              WINTHROP RESIDENTIAL ASSOCIATES I,
                              A LIMITED PARTNERSHIP

                              BY:    ONE WINTHROP PROPERTIES, INC.
                                     Managing General Partner




                                     BY:    /s/ Michael L. Ashner
                                            -----------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer



                                     BY:    /s/ Thomas C. Staples
                                            -----------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                            Dated: May 11, 2000




                                    10 of 11