Form 10QSB
period 2000-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2000-08-14
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Maryland                                04-2720493
---------------------------------------    ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


 Five Cambridge Center, Cambridge, MA                    02142-1493
---------------------------------------    ------------------------------------
(Address of principal executive office)                  (Zip Code)


    Registrant's telephone number, including area code    (617) 234-3000
                                                       -----------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                     1 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                    JUNE 30,  DECEMBER 31,
                                                     2000         1999
                                                  ----------   ----------

Assets
------

Cash and cash equivalents                         $     454    $     446
Note receivable and accrued interest                    120          116
Investment in Local Limited Partnership                 259          235
                                                  ----------   ----------
      Total Assets                                $     833    $     797
                                                  ==========   ==========

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accrued expenses                                  $       7    $      18
Loan payable and accrued interest - affiliate           368          354
                                                  ----------   ----------
      Total Liabilities                                 375          372
                                                  ----------   ----------

Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest,
      $1,000 stated value per unit; 25,676
      units authorized; 25,595 units issued
      and outstanding                                 1,553        1,522
General Partners' deficit                            (1,095)      (1,097)
                                                  ----------   ----------
      Total Partners' Capital                           458          425
                                                  ----------   ----------
      Total Liabilities and Partners' Capital     $     833    $     797
                                                  ==========   ==========

                       See notes to financial statements.

                                     2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                       FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                          JUNE 30,       JUNE 30,         JUNE 30,        JUNE 30,
                                                           2000           1999             2000            1999
                                                      -------------- ---------------   --------------  --------------
Income:

     Income from Local Limited Partnership
       cash distributions                             $          68  $           73     $         68   $          73
     Equity in income (loss) of Local Limited
       Partnership                                               12             (25)              24             (34)
     Interest                                                     6               7               12              12
                                                      -------------- ---------------   --------------  --------------
        Total  income                                            86              55              104              51
                                                      -------------- ---------------   --------------  --------------

Expenses:

     Interest                                                     8               6               15              12
     General and administrative                                  34              24               56              50
                                                      -------------- ---------------   --------------  --------------
        Total expenses                                           42              30               71              62
                                                      -------------- ---------------   --------------  --------------

Net  income (loss)                                    $          44   $          25     $         33   $         (11)
                                                      ============== ===============   ==============  ==============

Net  income (loss) allocated to General Partners      $           2   $           1     $          2   $          (1)
                                                      ============== ===============   ==============  ==============

Net  income (loss) allocated to Limited Partners      $          42   $          24     $         31   $         (10)
                                                      ============== ===============   ==============  ==============

Net  income (loss) per Unit of Limited
   Partnership Interest                               $        1.64  $         0.94     $       1.21   $       (0.39)
                                                      ============== ===============   ==============  ==============


                       See notes to financial statements.

                                     3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                  UNITS OF
                                  LIMITED          LIMITED         GENERAL
                                PARTNERSHIP       PARTNERS'       PARTNERS'         TOTAL
                                 INTEREST          CAPITAL         DEFICIT         CAPITAL
                              ----------------  --------------   -------------  --------------
Balance - January 1, 2000              25,595   $       1,522    $     (1,097)  $         425

     Net Income                             -              31               2              33
                              ----------------  --------------   -------------  --------------

Balance - June 30, 2000                25,595   $       1,553    $     (1,095)  $         458
                              ================  ==============   =============  ==============



                       See notes to financial statements.

                                     4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                    FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,    JUNE 30,
                                                                        2000        1999
                                                                     ----------   ----------
Cash Flows From Operating Activities:

Net income (loss)                                                    $      33    $     (11)
Adjustments to reconcile net  income (loss) to net cash
  used in operating activities:
      Equity in (income) loss of Local Limited Partnership                 (24)          34
      Income from Local Limited Partnership cash distribution              (68)         (73)

Changes in assets and liabilities:
      Increase in accrued interest receivable                               (4)          (5)
      Decrease in accrued expenses                                         (11)          (2)
      Increase in accrued interest payable                                  14           11
                                                                     ----------   ----------
      Net cash used in operating activities                                (60)         (46)
                                                                     ----------   ----------

Cash Flows From Investing Activities:

Distribution received from Local Limited Partnership                        68           73
                                                                     ----------   ----------
Net increase in cash and cash equivalents                                    8           27

Cash and cash equivalents, beginning of period                             446          455
                                                                     ----------   ----------
Cash and cash equivalents, end of period                             $     454    $     482
                                                                     ==========   ==========


                       See notes to financial statements.

                                     5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


                                     6 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         As of June 30, 2000, the Partnership retained an equity interest in five Local Limited Partnerships each of which owns one apartment complex. The properties are located throughout the United States.

         The level of liquidity based on cash and cash equivalents experienced an $8,000 increase for the six months ended June 30, 2000, as compared to December 31, 1999. The Partnerships $68,000 of cash received from a Local Limited Partnership (Investing Activities) was partially offset by $60,000 of net cash used in operating activities. At June 30, 2000, the Partnership had $454,000 in cash and cash equivalents, which has been invested primarily in short-term certificates of deposit and money market accounts.

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

         The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $368,000 at June 30, 2000. The Partnership did not make cash distributions to its partners during 2000 or 1999.

                                     7 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
         ---------------------------------------------------------------------

         Liquidity and Capital Resources (Continued)
         -------------------------------------------

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

         The Cedar Lake Ltd. Local Limited Partnership ("Cedar Lake"), which owns Albany Landings Apartments, has incurred significant operating losses and cash flow deficits. Cedar Lake has defaulted on the mortgage and HUD has taken possession of the property. It is anticipated that HUD will foreclose on the property. The Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership will incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

         Results of Operations
         ---------------------

         Net income increased by $44,000 to net income of $33,000 for the six months ended June 30, 2000 as compared to the comparable period in 1999 due to an increase in income of $53,000 which was partially offset by an increase in expenses of $9,000.

         Income for the six months ended June 30, 2000, as compared to the comparable period in 1999, increased due to equity in income of a Local Limited Partnership of $24,000 during the six months ended June 30, 2000 as compared to equity in loss of a Local Limited Partnership of $34,000 in 1999. Interest income remained constant. Expenses increased primarily due to an increase in general and administrative expenses.

                                     8 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

        (a)  Exhibit 27

             27. Financial Data Schedule

             99. Supplementary  Information  Required Pursuant to Section 9.4 of
                 the Partnership Agreement.

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the period ended June 30, 2000.




                                     9 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

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


                                          WINTHROP RESIDENTIAL ASSOCIATES I,
                                          A LIMITED PARTNERSHIP

                                          BY: ONE WINTHROP PROPERTIES, INC.
                                              Managing General Partner

                                              BY: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

                                              BY: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                                  Dated: August 14, 2000




                                    10 of 11

                                                                      EXHIBIT 99
                                                                      ----------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2000
                            -------------------------

SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

1. Statement of Cash Available for Distribution for the three months ended June 30, 2000:


   Net Income                                               $  44,000
   Less: Equity in income of Local Limited Partnership        (12,000)
         Cash to reserves                                     (32,000)
                                                            ---------
   Cash Available for Distribution                          $      --
                                                            =========


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended June 30, 2000:

         Entity Receiving                Form of
          Compensation                Compensation             Amount
       --------------------        --------------------   --------------------

              None







                                    11 of 11