Form 10QSB
period 2000-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2000-11-13
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272


            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Maryland                                 04-2720493
 ---------------------------------------    ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
        incorporation or organization)


  Five Cambridge Center, Cambridge, MA                   02142-1493
 ---------------------------------------    ------------------------------------
 (Address of principal executive office)                 (Zip Code)


 Registrant's telephone number, including area code  (617) 234-3000
                                                     ---------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     1 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                          FORM 10-QSB SEPTEMBER 30,2000
                          -----------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                        2000               1999
                                                   ----------------   ----------------
Assets
------

Cash and cash equivalents                          $           433    $           446
Note receivable and accrued interest                           122                116
Investment in Local Limited Partnership                        270                235
                                                   ----------------   ----------------

       Total Assets                                $           825    $           797
                                                   ================   ================


Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accrued expenses                                   $             9    $            18
Loan payable and accrued interest - affiliate                  376                354
                                                   ----------------   ----------------

       Total Liabilities                                       385                372
                                                   ----------------   ----------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                       1,536              1,522
General Partners deficit                                    (1,096)            (1,097)
                                                   ----------------   ----------------

       Total Partners' Capital                                 440                425
                                                   ----------------   ----------------

       Total Liabilities and Partners' Capital     $           825    $           797
                                                   ================   ================

                       See notes to financial statements.

                                     2 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30, SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2000          1999               2000            1999
                                                     ------------- --------------    -------------  ---------------
Income:
     Income from Local Limited Partnership
       cash distributions                            $          -  $           -     $         68   $           73
     Equity in income (loss) of Local Limited
       Partnership                                             11              -               35              (34)
     Interest                                                   5              6               17               18
                                                     ------------- --------------    -------------  ---------------

         Total income                                          16              6              120               57
                                                     ------------- --------------    -------------  ---------------

Expenses:

     Interest                                                   7              7               22               19
     General and administrative                                20             28               76               78
     Management fees                                            7              -                7                -
                                                     ------------- --------------    -------------  ---------------

         Total expenses                                        34             35              105               97
                                                     ------------- --------------    -------------  ---------------

Net (loss) income                                    $        (18) $         (29)    $         15   $          (40)
                                                     ============= ==============    =============  ===============

Net (loss) income  allocated to General Partners     $         (1) $          (1)    $          1   $           (2)
                                                     ============= ==============    =============  ===============

Net (loss) income allocated to Limited Partners      $        (17) $         (28)    $         14   $          (38)
                                                     ============= ==============    =============  ===============

Net (loss) income  per Unit of Limited
   Partnership Interest                              $      (0.66) $       (1.09)    $       0.55   $        (1.48)
                                                     ============= ==============    =============  ===============




                       See notes to financial statements.

                                     3 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------



STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                    UNITS OF
                                     LIMITED            GENERAL            LIMITED           TOTAL
                                   PARTNERSHIP         PARTNERS'          PARTNERS'           PARTNERS'
                                    INTEREST            DEFICIT            CAPITAL           CAPITAL
                                ------------------  -----------------  ----------------  ----------------
Balance - January 1, 2000                  25,595   $         (1,097)  $         1,522   $           425

     Net Income                                                    1                14                15
                                ------------------  -----------------  ----------------  ----------------

Balance - September 30, 2000               25,595   $         (1,096)  $         1,536   $           440
                                ==================  =================  ================  ================









                       See notes to financial statements.

                                     4 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                          FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                                           2000                1999
                                                                      ----------------   ----------------
Cash Flows From Operating Activities:

Net income (loss)                                                     $            15    $           (40)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Equity in (income) loss of Local Limited Partnership                       (35)                34
       Income from Local Partnership Cash Distributions                           (68)               (73)

Changes in assets and liabilities:
       Increase in accrued interest receivable                                     (6)                (7)
       (Decrease) increase in accrued expenses                                     (9)                 2
       Increase in accrued interest payable                                        22                 19
                                                                      ----------------   ----------------

       Net cash used in operating activities                                      (81)               (65)
                                                                      ----------------   ----------------

Cash Flows From Investing Activities:

       Distributions received from Local Limited Partnership                       68                 73
                                                                      ----------------   ----------------

       Cash provided by investing activities                                       68                 73
                                                                      ----------------   ----------------

Net (decrease) increase in cash and cash equivalents                              (13)                 8

Cash and cash equivalents, beginning of period                                    446                455
                                                                      ----------------   ----------------

Cash and cash equivalents, end of period                              $           433    $           463
                                                                      ================   ================


                       See notes to financial statements.

                                     5 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.




                                     6 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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

        Liquidity and Capital Resources
        -------------------------------

        As of September 30, 2000, the Partnership retained an equity interest in five Local Limited Partnerships each of which owns one apartment complex. The properties are located throughout the United States.

        The level of liquidity based on cash and cash equivalents experienced a $13,000 decrease for the nine months ended September 30, 2000, as compared to December 31, 1999. The Partnership's $68,000 of cash received from a Local Limited Partnership (investing activities) was more than offset by $81,000 of net cash used in operating activities. At September 30, 2000, the Partnership had $433,000 in cash and cash equivalents, which has been invested primarily in short-term certificates of deposit and money market accounts.

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

        The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $376,000 at September 30, 2000. The Partnership did not make cash distributions to its partners during 2000 or 1999.

                                     7 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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

        Results of Operations
        ---------------------

        Net income for the nine months ended September 30, 2000 was $15,000 as compared to a net loss of $40,000 for the nine months ended September 30, 1999. This was due to an increase in income of $63,000 which was partially offset by an increase in expenses of $8,000.

        Income for the nine months ended September 30, 2000, as compared to the comparable period in 1999, increased primarily due to equity in income of a Local Limited Partnership of $35,000 during the nine months ended September 30, 2000 as compared to equity in loss of a Local Limited Partnership of $34,000 in 1999. Expenses increased primarily due to an increase in management fees.


                                     8 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

        (a)  Exhibit 27

             27.  Financial Data Schedule

             99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the period ended September 30, 2000.




                                     9 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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


                                          WINTHROP RESIDENTIAL ASSOCIATES I,
                                          A LIMITED PARTNERSHIP

                                          BY: ONE WINTHROP PROPERTIES, INC.
                                              Managing General Partner

                                              BY: /s/ Michael L. Ashner
                                                  --------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

                                              BY: /s/ Thomas C. Staples
                                                  --------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                                  Dated: November 10, 2000




                                    10 of 11