Form 10KSB
period 2000-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2001-04-02
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2000     Commission File Number  0-10272
                   -----------------                             -------


            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Maryland                                                            04-2720493
- -------------------------                                         ---------------------
(State of Organization)                                      (I.R.S. Employer I.D. No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                       02142
- -------------------------------------------------------                     -----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for its most recent fiscal year were $70,000

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
                                     ------

Item 1. Description of Business.
- --------------------------------

Development
- -----------

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

Property Matters
- ----------------

         Copperfield Apartments. The Partnership sold a portion of its interest in First Investment Limited Partnership 1 ("First Investment"), the local limited partnership which owns Copperfield Apartments, to the general partner of First Investment. The Partnership now owns a 50% interest in First Investment. The sales price of $175,000 was paid with a promissory note which matures on December 31, 2008, and is secured by the purchaser's interest in First Investment. The promissory note accrues interest at 8% per annum. As specified in the promissory note, one half of the general partner's future distributions from First Investment will be required to repay the note. During September 1998, $70,000 of the principal balance and $5,000 of accrued interest was paid resulting in an outstanding balance on the note at December 31, 2000 of $124,000 of principal and accrued interest. During 1997, the Partnership recorded a $762,000 write-down of its investment in Copperfield Apartments to its net realizable value.

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


Defaults
- --------

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

         The Local Limited Partnership, which owns Albany Landings Apartments, has incurred significant operating losses and cash flow deficits and, as a result, is in default on its mortgage indebtedness. The lender has initiated foreclosure proceedings. Accordingly, it is expected that this property will be lost through foreclosure in 2001. The Partnership's investment in this Local Limited Partnership had previously been written-down to zero.

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

Employees
- ---------

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

Item 2. Description of Properties.
- ----------------------------------

         The following table sets forth certain information regarding the properties owned by the five Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 15, 2001:

                                                                       Date of
Property Name                                   Location            Acquisition(1)            Number of Units
- -------------                                   --------            --------------            ----------------
Lynnwood Park Apartments                        Raleigh, NC            9/28/81                     152
Stonegate Apartments                            Holland, MI            8/04/81                     156
Albany Landing Apartments(2)                    Decatur, AL            4/02/82                     120
College Green Apartments                        Wilmington, NC         11/30/81                    138
Copperfield Apartments                          Columbia, SC           8/22/91                     120

- ----------------------------
(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership
(2) It is anticipated that this property will be lost through foreclosure in 2001.


The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:


                              Principal                                                          Principal
                              Balance at                                                          Balance
                             December 31,        Interest     Period           Maturity           Due at
Property                        2000             Rate        Amortized           Date            Maturity
- --------                        ----             ----        ---------           ----            --------
Lynndale                   $3,879,899              7.5%       40 years           3/1/2023             (1)
Stonegate                  $4,614,253              7.5%       40 years           12/1/2022            (1)
Albany Landing             $2,727,568              7.5%       40 years           9/1/2023             (1)
College Green              $2,668,401              7.5%       40 years           3/1/2023             (1)
Copperfield                $1,171,941              6.4%       10 years           9/1/2008        $1,039,000

(1)  Self-amortizing loan.

         The following table sets forth the Partnership's limited partnership ownership interest in each of the Local Limited Partnerships:

           Local Limited Partnership                         Ownership Interest
           -------------------------                         ------------------
           Lynndale Apartments, Ltd.                                    50%
           Stonegate Apartments Limited Partnership                     93%
           Cedar Lake, Ltd.                                            98.93%
           College Green                                                95%
           First Investment Limited Partnership I                       50%

         As of March 15, 2001, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                            Average Monthly
                            Average Monthly                    Rental
                            Occupancy Rate                    per Unit

Property                           2000          1999         2000         1999
- --------                           ----          ----         ----         ----
Lynnwood Park                       95%           93%         $589         $568
Stonegate                           93%           93%         $549         $543
Albany Landing                      73%           74%         $400         $416
College Green                       92%           89%         $527         $516
Copperfield                         94%           90%         $529         $507


         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2000 (in thousands):

                               Gross                                                                Federal
                              Carrying         Accumulated                                            Tax
Property                       Value           Depreciation             Rate           Method        Basis
- --------                       -----           ------------             ----           ------        -----
Lynnwood Park                  $4,426             $3,270                  5-25 yrs.      S/L           $178
Stonegate                      $4,802             $3,562                  5-25 yrs.      S/L           $273
Albany Landing                 $3,347             $2,072                 10-25 yrs.      S/L           $155
College Green                  $3,682             $2,583                 10-25 yrs.      S/L           $220
Copperfield                    $3,128             $1,117                5-27.5 yrs.      S/L         $1,676

Item 3.  Legal Proceedings.
- ------   -----------------

         The Partnership is not a party, nor are any of the Local Limited Partnerships subject, to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II
                                     -------
Item 5. Market for the Registrant's Common Stock and Related Stockholder
- -------------------------------------------------------------------------
        Matters.
        --------

         The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 1, 2001, there were 2,740 holders of Units holding 25,585 units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 2000 or 1999.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6. Management's Discussion and Analysis or Plan of Operation
- ------- ---------------------------------------------------------

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

Liquidity and Capital Resources
- -------------------------------

         As of December 31, 2000, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns one apartment complex. The properties are located throughout the United States.

         The level of liquidity based on cash and cash equivalents experienced a $23,000 decrease for the year ended December 31, 2000, as compared to December 31, 1999. The Partnership's distribution received from a Local Limited Partnership of $68,000 (investing activities) was more than offset by $91,000 of net cash used in operating activities. At December 31, 2000, the Partnership had $423,000 in cash and cash equivalents, which had been invested primarily in repurchase agreements and a money market account.

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

         The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $384,000 and $354,000 at December 31, 2000 and 1999, respectively. The Partnership did not make cash distributions to its partners during 2000 or 1999.

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

         The Cedar Lake Ltd. Local Limited Partnership has incurred significant operating losses and cash flow deficits, and is currently in default on its mortgage. The Department of Housing and Urban Development has initiated foreclosure procedures. Therefore, it is anticipated that this property will be lost through foreclosure. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership would incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

Results of Operations
- ---------------------

         The Partnership's net loss decreased by $66,000 for the year ended December 31, 2000, as compared to 1999, due to an increase in revenues of $67,000 which was partially offset by an increase in expenses of $1,000.

         Income increased primarily due to a decrease of $68,000 in equity in loss from the Local Partnership owning Copperfield Apartments. During the years ended December 31, 2000 and 1999 the Partnership received $68,000 and $73,000, respectively from the Local Limited Partnership which owns the Lynwood Park Apartments property.

Recently Issued Accounting Standards
- ------------------------------------

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

Quantitative and Qualitative Disclosures of Market Risk
- -------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except for the Partnership's loan payable to an affiliate which is subject to changes in the prime rate of interest.

Item 7. Financial Statements
- ------- --------------------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 2000 and 1999
                     --------------------------------------

                                      INDEX
                                      -----

                                                                   Page
                                                                   ----

Independent Auditors' Report.........................................12

Financial Statements:

Balance Sheets as of December 31, 2000 and 1999......................13

Statements of Operations for the Years Ended
     December 31, 2000 and 1999......................................14

Statements of Partners' Capital for the Years Ended
     December 31, 2000 and 1999......................................15

Statements of Cash Flows for the Years Ended
     December 31, 2000 and 1999......................................16

Notes to Financial Statements........................................17

                          Independent Auditors' Report
                          ----------------------------



To the Partners
Winthrop Residential Associates I, A Limited Partnership

We have audited the accompanying balance sheets of Winthrop Residential Associates I, A Limited Partnership (a Maryland limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Imowitz Koenig & Co., LLP
New York, New York
March 1, 2001

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
ASSETS

Cash and cash equivalents                                     $     423    $     446
Note receivable and accrued interest                                124          116
Investment in Local Limited Partnership                             209          235
                                                              ----------   ----------

      Total Assets                                            $     756    $     797
                                                              ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued expenses                                              $      10    $      18
Loan payable and accrued interest - affiliate                       384          354
                                                              ----------   ----------

      Total Liabilities                                             394          372
                                                              ----------   ----------

Partners' Capital:

Limited Partners -

      Units of Limited Partnership Interest,
      $1,000 stated value per unit;
      25,676 units authorized; 25,595 units issued
      and outstanding                                             1,462        1,522
General Partners' deficit                                        (1,100)      (1,097)
                                                              ----------   ----------

      Total Partners' Capital                                       362          425
                                                              ----------   ----------

      Total Liabilities and Partners' Capital                 $     756    $     797
                                                              ==========   ==========




                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                         YEARS ENDED DECEMBER 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
Income:

Income from Local Limited Partnership
  cash distributions                                     $      68    $      73
Equity in loss of Local Limited Partnership                    (26)         (94)
Interest                                                        24           24
Other income                                                     4            -
                                                         ----------   ----------

      Total Income                                              70            3
                                                         ----------   ----------

Expenses:

Interest                                                        30           26
General and administrative                                      96           99
Management fees                                                  7            7
                                                         ----------   ----------

      Total Expenses                                           133          132
                                                         ----------   ----------

Net Loss                                                 $     (63)   $    (129)
                                                         ==========   ==========

Net Loss allocated to General Partners                   $      (3)   $      (6)
                                                         ==========   ==========

Net Loss allocated to Limited Partners                   $     (60)   $    (123)
                                                         ==========   ==========

Net Loss per Unit of Limited Partnership Interest        $   (2.34)   $   (4.81)
                                                         ==========   ==========







                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                        (In Thousands, Except Unit Data)

                                            Units of
                                            Limited        General         Limited         Total
                                          Partnership     Partners'       Partners'      Partners'
                                            Interest       Deficit         Capital        Capital
                                            ---------   ------------    ------------   ------------
Balance - January 1, 1999                     25,595    $    (1,091)    $     1,645    $       554

     Net Loss                                      -             (6)           (123)          (129)
                                            ---------   ------------    ------------   ------------

Balance - December 31, 1999                   25,595         (1,097)          1,522            425

     Net Loss                                      -             (3)            (60)           (63)
                                            ---------   ------------    ------------   ------------

Balance - December 31, 2000                   25,595    $    (1,100)    $     1,462    $       362
                                            =========   ============    ============   ============






















                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                                    2000          1999
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                          $    (63)     $   (129)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Income from Local Limited Partnership cash distributions         (68)          (73)
      Equity in loss of Local Limited Partnership                       26            94
Changes in assets and liabilities:
      Increase in accrued interest receivable                           (8)           (9)
      (Decrease) increase in accrued expenses                           (8)            9
      Increase in accrued interest payable                              30            26
                                                                  ---------     ---------

      Net cash used in operating activities                            (91)          (82)
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Distributions received from Local Limited Partnerships            68            73
                                                                  ---------     ---------

      Cash provided by investing activities                             68            73
                                                                  ---------     ---------

      Net  decrease in cash and cash equivalents                       (23)           (9)

Cash and cash equivalents, Beginning of Year                           446           455
                                                                  ---------     ---------

Cash and cash equivalents, End of Year                            $    423      $    446
                                                                  =========     =========








                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Winthrop Residential Associates I, A Limited Partnership (the "Partnership") was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. At December 31, 2000, the Partnership has investments in five Local Limited Partnerships, each of which owns one apartment complex. The properties are located throughout the United States.

     The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000. At December 31, 2000 and 1999 there were 25,595 limited partnership units issued and outstanding.

     Cash and Cash Equivalents
     -------------------------

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

     Uses of Estimates
     -----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Investments in Local Limited Partnerships
     -----------------------------------------

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

     Net Loss Per Limited Partnership Unit
     -------------------------------------

     Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the 25,595 units outstanding.

     Income Taxes
     ------------

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk
     ----------------------------

     Principally all of the Partnership's cash and cash equivalents consist of repurchase agreements and a money market account, with original maturity dates of three months or less.

     Segment Reporting
     -----------------

     The Partnership has one reportable segment, residential real estate. The Partnership evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Recently Issued Accounting Standards
     ------------------------------------

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS
     -----------------------------------------------

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

3.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     One Winthrop Properties, Inc. (the "Managing General Partner") is a wholly owned subsidiary of First Winthrop Corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership.

     The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to a management fee for these services equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1%

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

3.   TRANSACTIONS WITH RELATED PARTIES (Continued)
     ---------------------------------------------

     of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. Coordinated Services, which is a related party for financial reporting purposes only, earned management fees of $7,000 for the years ended December 31, 2000 and 1999.

     The Partnership has a loan payable to an affiliate in the amount of $289,000 which bears interest at the prime rate plus 1% (10.5% and 9.5% at December 31, 2000 and 1999, respectively), and is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The principal balance and accrued interest on the loan was $384,000 and $354,000 at December 31, 2000 and 1999, respectively. Due to the nature of the loan payable, it is not practicable to estimate fair value because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership.

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
     -----------------------------------------

     As of December 31, 2000, the Partnership has Limited Partnership equity interests in five Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

                                 Local Limited Partnership                        Percentage Ownership
      --------------------------------------------------------------------------  ----------------------------

      Lynndale Apartments, Ltd. (Lynwood Park Apartments)                                     50%
      Stonegate Apartments Limited Partnership (Stonegate Apartments)                         93%
      Cedar Lake, Ltd. (Albany Landing Apartments)                                            99%
      College Green Limited Partnership (College Green Apartments)                            95%
      First Investment Limited Partnership I (Copperfield Apartments)                         50%

     The above Local Limited Partnerships have outstanding mortgages totaling $15,062,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

     On May 1, 1998, the Partnership sold a portion of its interest in First Investment Limited Partnership I ("Copperfield Apartments") to the general partner of the Local Limited Partnership. As a result, the Partnership's interest in Copperfield Apartments was reduced to a 50% interest. The sales price was $175,000, payable with a promissory note (the "Note"), maturing on December 31, 2008, and secured by the interest in the Local Limited Partnership. The promissory note accrues interest at 8% per annum. As specified in the Note, one half of the general partner's future distributions from Copperfield Apartments are required to repay the note. On August 31, 1998, Copperfield Apartments refinanced its mortgage. During September 1998, Copperfield Apartments distributed $150,000 of refinancing proceeds to the Partnership and the general partner of Copperfield Apartments repaid $70,000 of the principal balance and $5,000 of accrued interest due on the note. There were no distributions made by Copperfield Apartments during 2000 or 1999. The balance of the note receivable consists of principal of $105,000 and accrued interest of $19,000 at December 31, 2000.

     During 2000 and 1999, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 2000, the net cumulative operating deficit funded by the Partnership to the Local Limited Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital contributions. The remaining $138,000 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership.

     The Local Limited Partnership which owned The Villas Apartments was foreclosed upon by the Department of Housing and Urban Development in December 1999. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero.

     The Cedar Lake Ltd. Local Limited Partnership has incurred significant operating losses and cash flow deficits and is currently in default on its mortgage. The Department of Housing and Urban Development has initiated foreclosure procedures. Therefore, it is anticipated that this property will be lost through foreclosure. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
      -----------------------------------------------------

   The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):


                                                                         December 31,
                                                              -------------------------------
                                                                 2000              1999
                                                              --------------    -------------
ASSETS

Real estate, at cost:
  Land                                                        $         788     $       788
  Buildings, net of accumulated depreciation of
  $12,605 and $11,954 in 2000 and 1999, respectively                  6,001           6,615
  Cash and cash equivalents                                             483             563
  Other assets, net of accumulated amortization of
  $823 and $701 in 2000 and 1999, respectively                          772           1,026
                                                              --------------    -----------
  Total Assets                                                $       8,044     $     8,992
                                                              ==============    ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                               $         336     $      $336
  Mortgage notes payable                                             15,062          15,276
  Accounts payable and accrued expenses                                 480             774
                                                              --------------    -----------
  Total Liabilities                                                  15,878          16,386
                                                              --------------    -----------
Partners' Deficit:
  Winthrop Residential Associates I                                 (5,786)           (5,885)
  Other partners                                                    (2,048)           (1,509)
                                                              --------------    ------------
                                                                    (7,834)           (7,394)
                                                              --------------    ------------
Total Liabilities and Partners' Deficit                       $        8,044    $      8,992
                                                              ==============    ============

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
      -----------------------------------------------------

The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):


                                                                Years Ended December 31,
                                                              -------------------------------
                                                                   2000              1999
                                                              --------------    -------------
Income:

     Rental income                                            $        3,623    $       4,197
     Other income                                                        444              341
                                                              --------------    -------------
         Total income                                                  4,067            4,538
                                                              --------------    -------------

Expenses:

     Interest                                                            923            1,397
     Depreciation and amortization                                       769              866
     Taxes and insurance                                                 355              410
     Other operating expenses                                          2,374            2,384
                                                              --------------    -------------

         Total expenses                                                4,421            5,057
                                                              --------------    -------------


Loss from operations                                                    (354)            (519)

Other income (loss):
     Gain on transfer of foreclosed property                               -           1,066
     Extraordinary gain on extinguishment of debt                          -           1,397
     Loss on disposition of assets                                         -              (5)
                                                              --------------    -------------
Net (loss) income                                             $         (354)   $       1,939
                                                              ==============    =============

Net (loss) income allocated to                                $         (231)   $       1,978
 Winthrop Residential Associates I
                                                              ==============    =============
Net loss allocated to other partners                          $         (123)   $         (39)
                                                              ==============    =============


            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


5.   TAXABLE INCOME
     --------------

     The Partnership's taxable (loss) income differs from the net loss for financial reporting purposes, as follows (in thousands):

                                                                                        2000                       1999
                                                                                 ------------------        -------------------
      Net loss for financial reporting purposes                                  $            (63)         $            (129)

                   Differences in equity in Local Limited  Partnerships'
                   income/loss   for   financial   reporting   and   tax
                   reporting purposes                                                        130                       3,835

                   Income from Local Limited Partnerships
                   Cash distributions                                                         (68)                       (73)
                                                                                 ------------------        -------------------
      Taxable (loss) income                                                      $             (1)         $            3,633
                                                                                 ==================        ===================

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.
- ------   -------------------------------------------------------------------


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2000 or 1999 audits of the Partnership's financial statements.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                       Position Held with the Managing General      Has Served as a Director
                                    Partner                            or Officer Since
                                    -------                            ----------------
Name
Michael L. Ashner      Chief Executive Officer and Director                     1-96
Thomas C. Staples      Chief Financial Officer                                  1-99
Peter Braverman        Executive Vice President and Director                    1-96
Carolyn Tiffany        Chief Operating Officer and Clerk                        10-95


         Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 45, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 49, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

Item 10. Executive Compensation.
- -------  ----------------------

         The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and Management.
- -------  --------------------------------------------------------------

         (a)      Security ownership of certain beneficial owners.
                  -----------------------------------------------

         The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2001. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)      Security ownership of management.
                  --------------------------------

         None of the officers, directors or general partners of the General Partner or their respective officers, directors or general partners owned any Units at March 15, 2001 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 100 Units and Winthrop Financial Associates, A Limited Partnership owns 5 Units (.60% in the aggregate).

         (c)      Changes in control.
                  ------------------

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

Item 12. Certain Relationships and Related Transactions.
- -------  ----------------------------------------------


         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the years ended December 31, 2000 and 1999.

Item 13. Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a)  Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 30th day of March, 2001.

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



Signature/Name                         Title                             Date
- --------------                         -----                             ----

/s/ Michael L. Ashner           Chief Executive Officer         March 30, 2001
- ---------------------
Michael L. Ashner                and Director

/s/ Thomas Staples               Chief Financial Officer        March 30, 2001
- --------------------
Thomas Staples

                                INDEX TO EXHIBITS

Exhibit                                                                                Page
- -------                                                                                ----
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

99.      Supplementary information required pursuant to Section 9.4 of                  32
         the Partnership Agreement.