Form 10QSB
period 2001-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2001-05-15
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership (Exact name of small business issuer as specified in its charter)

                       Maryland                                                 04-2720493
  ----------------------------------------------------         ---------------------------------------------
            (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
               incorporation or organization)

         Five Cambridge Center, Cambridge, MA                                   02142-1493
  ----------------------------------------------------         ---------------------------------------------
        (Address of principal executive office)                                 (Zip Code)

Registrant's telephone number, including area code                             (617) 234-3000
                                                                  ----------------------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__





                                     1 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

Balance Sheets

(In Thousands, Except Unit Data)

                                                                              MARCH 31, 2001    DECEMBER 31,
                                                                               (Unaudited)         2000
                                                                              --------------    ------------

Assets
Cash and cash equivalents                                                         $   406         $   423
Note receivable and accrued interest                                                  126             124
Investment in Local Limited Partnership                                               206             209
                                                                                  -------         -------

      Total Assets                                                                $   738         $   756
                                                                                  =======         =======

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                                                  $     9         $    10
Loan payable and accrued interest - affiliate                                         390             384
                                                                                  -------         -------

      Total Liabilities                                                               399             394
                                                                                  -------         -------

Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest, $1,000 stated value per unit;
      25,676 units authorized; 25,595 units issued
      and outstanding                                                               1,440           1,462
General Partners' deficit                                                          (1,101)         (1,100)
                                                                                  -------         -------

      Total Partners' Capital                                                         339             362
                                                                                  -------         -------

      Total Liabilities and Partners' Capital                                     $   738         $   756
                                                                                  =======         =======



                       See notes to financial statements.

                                     2 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


STATEMENTS OF INCOME (UNAUDITED)


(In Thousands, Except Unit Data)

                                                    FOR THE THREE MONTHS ENDED
                                                       March 31,   March 31,
                                                         2001        2000
                                                       ---------   ---------

Income:

Equity in (loss) income of Local Limited
  Partnership                                            $ (3)        $ 12
Interest                                                    6            6
                                                       ------      -------

      Total income                                          3           18
                                                       ------      -------

Expenses:

Interest                                                    6            7
General and administrative                                 20           22
                                                       ------      -------

      Total expenses                                       26           29
                                                       ------      -------

Net loss                                                 $(23)        $(11)
                                                       ======      =======

Net loss allocated to General Partners                   $ (1)        $ (1)
                                                       ======      =======

Net loss allocated to Limited Partners                   $(22)        $(10)
                                                       ======      =======

Net loss per Unit of Limited Partnership Interest      $(0.86)      $(0.39)
                                                       ======      =======





                       See notes to financial statements.

                                     3 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)


(IN THOUSANDS, EXCEPT UNIT DATA)

                                                UNITS OF
                                                 LIMITED         LIMITED          GENERAL           TOTAL
                                               PARTNERSHIP      PARTNERS'        PARTNERS'        PARTNERS'
                                                INTEREST         CAPITAL          DEFICIT          CAPITAL
                                              --------------  ---------------  ---------------  --------------

Balance - January 1, 2001                            25,595   $        1,462   $       (1,100)  $         362

     Net loss                                             -              (22)              (1)            (23)
                                              --------------  ---------------  ---------------  --------------

Balance - March 31, 2001                             25,595   $        1,440   $       (1,101)  $         339
                                              ==============  ===============  ===============  ==============























                       See notes to financial statements.

                                     4 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED
                                                                MARCH 31,     MARCH 31,
                                                                  2001           2000
                                                                ---------     ---------

Cash Flows From Operating Activities:

Net loss                                                          $ (23)        $ (11)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Equity in loss (income) of Local Limited Partnership            3           (12)

Changes in assets and liabilities:
      Increase in accrued interest receivable                        (2)           (2)
      Decrease  in accrued expenses                                  (1)           (6)
      Increase in accrued interest payable                            6             7
                                                                ---------     ---------

      Net cash used in operating activities                         (17)          (24)
                                                                ---------     ---------

Net decrease in cash and cash equivalents                           (17)          (24)

Cash and cash equivalents, beginning of period                      423           446
                                                                ---------     ---------

Cash and cash equivalents, end of period                          $ 406         $ 422
                                                                =========     =========






                       See notes to financial statements.

                                     5 of 11

                          NOTES TO FINANCIAL STATEMENTS



1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

























                                     6 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

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

             Liquidity and Capital Resources

             As of March 31, 2001, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns one apartment complex. The properties are located throughout the United States.

             The level of liquidity based on cash and cash equivalents experienced a $17,000 decrease for the three months ended March 31, 2001, as compared to December 31, 2000. At March 31, 2001, the Partnership had $406,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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

             The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $390,000 at March 31, 2001. The Partnership did not make cash distributions to its partners during the first quarter of 2001 or 2000.

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


                                     7 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

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

             Results of Operations

             The Partnership's net loss increased by $12,000 to a net loss of $23,000 for the three months ended March 31, 2001, as compared to the comparable period in 2000 due to a decrease in revenues of $15,000 which was partially offset by a decrease in expenses of $3,000.

             Income for the three months ended March 31, 2001, as compared to the comparable period in 2000, decreased due to the equity in loss of a Local Limited partnership of $3,000 during the three months ended March 31, 2001 as compared to the equity in income of a Local Limited Partnership of $12,000 in 2000. Interest income and expenses remained relatively constant.

             Recently Issued Accounting Standards

             The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. The effect of SFAS 133 on the Partnership's financial statements was immaterial.

             Quantitative and Qualitative Disclosures of Market Risk

             The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except for the Partnership's loan payable to an affiliate which is subject to changes in the prime rate of interest.










                                     8 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2001.






























                                     9 of 11

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


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





                                        WINTHROP RESIDENTIAL ASSOCIATES I,
                                        A LIMITED PARTNERSHIP

                                        BY:    ONE WINTHROP PROPERTIES, INC.
                                               Managing General Partner




                                               BY:    /s/ Michael L. Ashner
                                                      -------------------------
                                                      Michael L. Ashner
                                                      Chief Executive Officer



                                               BY:    /s/ Thomas C. Staples
                                                      -------------------------
                                                      Thomas C. Staples
                                                      Chief Financial Officer

                                                      Dated:  May 14, 2001
















                                    10 of 11