Form 10QSB
period 2001-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2001-08-13
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272
                                                -------

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                   Maryland                                                 04-2720493
              ----------------------------------------------------         ---------------------------------------------
                        (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
                           incorporation or organization)


                  7 Bulfinch Place, Suite 500, Boston, MA                                  02114-9507
            -----------------------------------------------------         ---------------------------------------------
                  (Address of principal executive office)                                  (Zip Code)

                        Registrant's telephone number, including area code     (617)-570-4600
                                                                           --------------------------------------

                        Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
           ---------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---








                                     1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                       JUNE 30, 2001         DECEMBER 31,
                                                                        (UNAUDITED)              2000
                                                                     ------------------   -------------------

Assets
------

Cash and cash equivalents                                            $             380    $              423
Note receivable and accrued interest                                               128                   124
Investment in Local Limited Partnership                                            224                   209
                                                                     ------------------   -------------------

      Total Assets                                                   $             732    $              756
                                                                    ==================   ====================
Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accrued expenses                                                     $               6     $              10
Loan payable and accrued interest - affiliate                                      396                   384
                                                                     ------------------   -------------------

      Total Liabilities                                                            402                   394
                                                                     ------------------   -------------------

Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest, $1,000
      stated value per unit; 25,676 units authorized;
      25,595 units issued and outstanding                                        1,432                 1,462
General Partners' deficit                                                       (1,102)               (1,100)
                                                                     ------------------   -------------------

      Total Partners' Capital                                                      330                   362
                                                                     ------------------   -------------------

      Total Liabilities and Partners' Capital                        $             732     $             756
                                                                     ==================   ===================




                                     See notes to financial statements.

                                                  2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                        June 30,        June 30,         JUNE 30,        JUNE 30,
                                                          2001           2000              2001            2000
                                                      -------------- ---------------   --------------  --------------

Income:

     Income from Local Limited Partnership
       cash distributions                             $           -  $           68     $          -   $          68
     Equity in income of Local Limited
       Partnership                                               18              12               15              24
     Interest                                                     5               6               11              12
                                                      -------------- ---------------   --------------  --------------

        Total  income                                            23              86               26             104
                                                      -------------- ---------------   --------------  --------------

Expenses:

     Interest                                                     6               8               12              15
     General and administrative                                  26              34               46              56
                                                      -------------- ---------------   --------------  --------------

        Total expenses                                           32              42               58              71
                                                      -------------- ---------------   --------------  --------------

Net (loss) income                                     $          (9)  $          44     $        (32)  $          33
                                                      ============== ===============   ==============  ==============

Net (loss) income allocated to General Partners       $          (1)  $           2     $         (2)  $           2
                                                      ============== ===============   ==============  ==============

Net (loss) income allocated to Limited Partners       $          (8)  $          42     $        (30)  $          31
                                                      ============== ===============   ==============  ==============

Net (loss) income per Unit of Limited
   Partnership Interest                               $       (0.31) $         1.64     $      (1.17)  $        1.21
                                                      ============== ===============   ==============  ==============




                     See notes to financial statements.

                                             3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                 UNITS OF
                                                  LIMITED          LIMITED         GENERAL          TOTAL
                                                PARTNERSHIP       PARTNERS'       PARTNERS'       PARTNERS'
                                                 INTEREST          CAPITAL         DEFICIT         CAPITAL
                                              ----------------  --------------   -------------  --------------

Balance - January 1, 2001                              25,595   $       1,462    $     (1,100)  $         362

     Net loss                                               -             (30)             (2)            (32)
                                              ----------------  --------------   -------------  --------------

Balance - June 30, 2001                                25,595   $       1,432    $     (1,102)  $         330
                                              ================  ==============   =============  ==============























                                     See notes to financial statements.

                                                   4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                            FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,              JUNE 30,
                                                                           2001                  2000
                                                                     ------------------   -------------------
Cash Flows From Operating Activities:

Net (loss) income                                                    $             (32)   $               33
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
      Equity in income of Local Limited Partnership                                (15)                  (24)
      Income from Local Limited Partnership cash distributions                       -                   (68)

Changes in assets and liabilities:
      Increase in accrued interest receivable                                       (4)                   (4)
      Decrease in accrued expenses                                                  (4)                  (11)
      Increase in accrued interest payable                                          12                    14
                                                                     ------------------   -------------------

      Net cash used in operating activities                                        (43)                  (60)
                                                                     ------------------   -------------------

Cash Flows From Investing Activities:

Distributions received from Local Limited Partnership                                -                    68
                                                                     ------------------   -------------------

Net (decrease) increase in cash and cash equivalents                               (43)                    8

Cash and cash equivalents, beginning of period                                     423                   446
                                                                     ------------------   -------------------

Cash and cash equivalents, end of period                             $             380    $              454
                                                                     ==================   ===================








                                     See notes to financial statements.

                                                  5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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

         The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

























                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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

             Liquidity and Capital Resources
             -------------------------------

             As of June 30, 2001, the Partnership retained an equity interest in five Local Limited Partnerships, each of which owns one apartment complex. However, effective in July 2001, the Partnership's interest in the Cedar Lake Ltd. Local Limited Partnership was foreclosed upon. The properties are located throughout the United States.

             The level of liquidity based on cash and cash equivalents experienced a $43,000 decrease for the six months ended June 30, 2001, as compared to December 31, 2000. At June 30, 2001, the Partnership had $380,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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

             The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $396,000 at June 30, 2001. The Partnership did not make cash distributions to its partners during the six months ended June 30, 2001 and 2000.

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

                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION (CONTINUED)
             -----------------------------------------------

             The Cedar Lake Ltd. Local Limited Partnership, which owned the Albany Landing Apartments, was foreclosed upon by the Department of Housing and Urban Development in July 2001. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership will incur a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership. The amount of the recapture income is estimated to be approximately $100 per unit of Limited Partnership Interest.

             Results of Operations
             ---------------------

             The Partnership's net loss was $32,000 for the six months ended June 30, 2001 as compared to net income of $33,000 for the six months ended June 30, 2000. This was a result of a decrease in income of $78,000 which was partially offset by a decrease in expenses of $13,000.

             Income for the six months ended June 30, 2001 decreased primarily because the Partnership did not receive any cash distributions from any Local Limited Partnerships. During the six months ended June 30, 2000, the Partnership received $68,000 of cash distributions from a Local Limited Partnership. In addition, equity in income of a Local Limited Partnership decreased by $9,000 and interest income decreased by $1,000 for the six months ended June 30, 2001 as compared to the comparable period in 2000. Expenses decreased due to a decrease in interest expense of $3,000 and general and administrative expenses of $10,000.

              Recently Issued Accounting Standards
              ------------------------------------

              The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

              In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

              In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not affect the Partnership's financial statements.

                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION (CONTINUED)
             -----------------------------------------------

             Quantitative and Qualitative Disclosures of Market Risk

             The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except for the Partnership's loan payable to an affiliate which is subject to changes in the prime rate of interest.









                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

           (a)    Exhibits:

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended June
               30, 2001.
















                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


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





                                     WINTHROP RESIDENTIAL ASSOCIATES I,
                                     A LIMITED PARTNERSHIP

                                     BY:    ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner




                                            BY:    /s/ Michael L. Ashner
                                                 -------------------------
                                                   Michael L. Ashner
                                                   Chief Executive Officer



                                            BY:    /s/ Thomas C. Staples
                                                 --------------------------
                                                   Thomas C. Staples
                                                   Chief Financial Officer

                                                   Dated:  August 10, 2001









                                    11 of 12