Form 10QSB
period 2001-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2001-11-13
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Maryland                                04-2720493
--------------------------------------------       ---------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


  7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
--------------------------------------------       ---------------------------
  (Address of principal executive office)                  (Zip Code)

        Registrant's telephone number, including area code  (617)-570-4600
                                                            --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                        ------------------------------
                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1. FINANCIAL STATEMENTS.

Balance Sheets

(IN THOUSANDS, EXCEPT UNIT DATA)                 SEPTEMBER 30,
                                                      2001         DECEMBER 31,
                                                  (UNAUDITED)          2000
                                                 -------------    -------------
Assets
-------

Cash and cash equivalents                        $         356    $         423
Note receivable and accrued interest                       131              124
Investment in Local Limited Partnership                    204              209
                                                 -------------    -------------

       Total Assets                              $         691    $         756
                                                 =============    =============

Liabilities and Partners' Capital
---------------------------------


Liabilities:

Accrued expenses                                 $           9    $          10
Loan payable and accrued interest - affiliate              401              384
                                                 -------------    -------------

       Total Liabilities                                   410              394
                                                 -------------    -------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                   1,385            1,462
General Partners' deficit                               (1,104)          (1,100)
                                                 -------------    -------------

       Total Partners' Capital                             281              362
                                                 -------------    -------------

       Total Liabilities and Partners' Capital   $         691    $         756
                                                 =============    =============


                       See notes to financial statements.

                                     2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                          FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                            2001              2000                 2001                2000
                                                       ------------        ------------        ------------        ------------
Income:

     Income from Local Limited Partnership
       cash distributions                              $        --         $        --         $        --         $         68
     Equity in (loss) income of Local Limited
       Partnership                                              (20)                 11                  (5)                 35
     Interest                                                     5                   5                  16                  17
                                                       ------------        ------------        ------------        ------------
         Total income                                           (15)                 16                  11                 120
                                                       ------------        ------------        ------------        ------------
Expenses:

     Interest                                                     5                   7                  17                  22
     General and administrative                                  29                  20                  75                  76
     Management fees                                            --                    7                 --                    7
                                                       ------------        ------------        ------------        ------------
         Total expenses                                          34                  34                  92                 105
                                                       ------------        ------------        ------------        ------------

Net (loss) income                                      $        (49)       $        (18)       $        (81)       $         15
                                                       ============        ============        ============        ============
Net (loss) income  allocated to General Partners       $         (2)       $         (1)       $         (4)       $          1
                                                       ============        ============        ============        ============
Net (loss) income allocated to Limited Partners        $        (47)       $        (17)       $        (77)       $         14
                                                       ============        ============        ============        ============
Net (loss) income  per Unit of Limited
   Partnership Interest                                $      (1.84)       $      (0.66)       $      (3.01)       $       0.55
                                                       ============        ============        ============        ============



                       See notes to financial statements.

                                     3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                         UNITS OF
                                         LIMITED            GENERAL            LIMITED           TOTAL
                                       PARTNERSHIP         PARTNERS'          PARTNERS'           PARTNERS'
                                         INTEREST           DEFICIT            CAPITAL           CAPITAL
                                     -----------------  -----------------  ----------------  ----------------


Balance - January 1, 2001                      25,595   $         (1,100)  $         1,462   $           362

     Net loss                                                         (4)              (77)              (81)
                                     -----------------  -----------------  ----------------  ----------------

Balance - September 30, 2001                   25,595   $         (1,104)  $         1,385   $           281
                                     =================  =================  ================  ================





                       See notes to financial statements.

                                     4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)


                                                                                       FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                                      2001                    2000
                                                                              ---------------------   ---------------------
Cash Flows From Operating Activities:

Net (loss) income                                                             $                (81)   $                 15
Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Equity in loss (income) of Local Limited Partnership                                      5                     (35)
       Income from Local Partnership cash distributions                                          -                     (68)

Changes in assets and liabilities:
       Increase in accrued interest receivable                                                  (7)                     (6)
       Decrease in accrued expenses                                                             (1)                     (9)
       Increase in accrued interest payable                                                     17                      22
                                                                              ---------------------   ---------------------

       Net cash used in operating activities                                                   (67)                    (81)
                                                                              ---------------------   ---------------------

Cash Flows From Investing Activities:

       Distributions received from Local Limited Partnership                                     -                      68
                                                                              ---------------------   ---------------------

       Cash provided by investing activities                                                     -                      68
                                                                              ---------------------   ---------------------

Net decrease in cash and cash equivalents                                                      (67)                    (13)

Cash and cash equivalents, beginning of period                                                 423                     446
                                                                              ---------------------   ---------------------

Cash and cash equivalents, end of period                                      $                356    $                433
                                                                              =====================   =====================






                       See notes to financial statements.

                                     5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


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

     The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.











                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


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

          Liquidity and Capital Resources
          -------------------------------

          As of September 30, 2001, the Partnership retained an equity interest in four Local Limited Partnerships, each of which owns one apartment complex. The properties are located in Michigan, North Carolina, and South Carolina.

          The level of liquidity based on cash and cash equivalents experienced a $67,000 decrease for the nine months ended September 30, 2001, as compared to December 31, 2000. At September 30, 2001, the Partnership had $356,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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

          The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $401,000 at September 30, 2001. The Partnership did not make cash distributions to its partners during the nine months ended September 30, 2001 and 2000.

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

                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

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

          Results of Operations
          ---------------------

          The Partnership's net loss was $81,000 for the nine months ended September 30, 2001 as compared to net income of $15,000 for the nine months ended September 30, 2000. This was the result of a decrease in income of $109,000 which was partially offset by a decrease in expenses of $13,000.

          Income for the nine months ended September 30, 2001 decreased primarily because the Partnership did not receive cash distributions from any Local Limited Partnerships. During the nine months ended September 30, 2000, the Partnership received $68,000 of cash distributions from a Local Limited Partnership. In addition, equity in income of a Local Limited Partnership decreased by $40,000 and interest income decreased by $1,000 for the nine months ended September 30, 2001 as compared to the comparable period in 2000. Expenses decreased due to a decrease in interest expense of $5,000, general and administrative expenses of $1,000 and management fees of $7,000.

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

          In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not effect the Partnership's financial statements.

          In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Partnership's financial statements.

                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
          ---------------------------------------------------------------------

          Recently Issued Accounting Standards (Continued)
          ------------------------------------------------

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

          Quantitative and Qualitative Disclosures of Market Risk
          -------------------------------------------------------

          The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except for the Partnership's loan payable to an affiliate which is subject to changes in the prime rate of interest.

                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

          (a)  Exhibits:

               99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

           (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the period ended September 30, 2001.




                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------


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



                                            WINTHROP RESIDENTIAL ASSOCIATES I,
                                            ----------------------------------
                                            A LIMITED PARTNERSHIP
                                            ---------------------

                                            BY: ONE WINTHROP PROPERTIES, INC.
                                                Managing General Partner

                                                BY: /s/ Michael L. Ashner
                                                    ----------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer

                                                BY: /s/ Thomas C. Staples
                                                    ----------------------------
                                                    Thomas C. Staples
                                                    Chief Financial Officer

                                                    Dated: November 9, 2001




                                    11 of 12

                                                                      EXHIBIT 99
                                                                      ----------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            ---------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

1. Statement of Cash Available for Distribution for the three months ended September 30, 2001:

     Net Loss                                                $    (49,000)
     Add: Equity in loss of Local Limited Partnership              20,000
          Cash from reserves                                       29,000
                                                             ------------

          Cash Available for Distribution                    $         --
                                                             ============

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 2001:

       Entity Receiving          Form of
         Compensation          Compensation            Amount
     --------------------    ----------------     -----------------

             None







                                    12 of 12