Form 10KSB
period 2001-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2002-04-01
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2001        Commission File Number  0-10272
                   -----------------                                -------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Maryland                                        04-2720493
-------------------------                           ---------------------
(State of Organization)                         (I.R.S. Employer I.D. No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts        02114
-----------------------------------------------------------------       -------
      (Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number including area code (617) 570-4600
                                                          --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant had no revenues during its most recent fiscal year.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
                                     ------

Item 1.  Description of Business.
------   -----------------------

Development
-----------

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

         The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes originally subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. The Partnership has sold its interests in six properties: Greentree Apartments (November 1986), Marsh Cove Apartments (December 1986), Orchard Hill (October 1988), Racquet Club (May
1989), Columbine (May 1989) and Heritage Hills Townhouses (1997). See "Item 2. Description of Properties." A seventh property, Copperfield Apartments, was sold in 1985 by its Local Limited Partnership which provided seller financing with a second mortgage. The buyer subsequently defaulted on the second mortgage in 1988, and the Local Limited Partnership completed the reacquisition of the property in August 1991. In 1998, the Partnership sold a portion of its interest in Copperfield Apartments (see "Property Matters" below). The Partnership lost its ownership interests in The Park Apartments, Candlewood Apartments, The Villas and Albany Landing Apartments when HUD foreclosed on the Local Limited Partnerships owning those properties in August 1993, January 1995, December 1999 and July 2001, respectively. The mortgage encumbering Stonewood Apartments was foreclosed in March 1996 and Shadowbrook Apartments was effectively deeded in lieu of foreclosure to the lender in August 1996. See "Defaults" below.

Property Matters
----------------

         Albany Landings Apartments. The Cedar Lake Ltd. Local Limited Partnership, which owned the Albany Landing Apartments, was foreclosed upon by the Department of Housing and Urban Development in July 2001. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership incurred a tax liability of approximately $100 per unit of limited partnership interest due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership.

         Copperfield Apartments. The Partnership sold a portion of its interest in First Investment Limited Partnership 1 ("First Investment"), the local limited partnership which owns Copperfield Apartments, to the general partner of First Investment. The Partnership now owns a 50% interest in First Investment. The sales price of $175,000 was paid with a promissory note which matures on December 31, 2008, and is secured by the purchaser's interest in First Investment. The promissory note accrues interest at 8% per annum. As specified in the promissory note, one half of the general partner's future distributions from First Investment will be required to repay the note. During September 1998, $70,000 of the principal balance and $5,000 of accrued interest was paid resulting in an outstanding balance on the note at December 31, 2001 of $133,000 of principal and accrued interest. During 1997, the Partnership recorded a $762,000 write-down of its investment in Copperfield Apartments to its net realizable value.

Defaults
--------

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

Employees
---------

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

Item 2.  Description of Properties.
------   -------------------------

         The following table sets forth certain information regarding the properties owned by the four Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 1, 2002:

                                                                              Date of
Property Name                                   Location                    Acquisition(1)           Number of Units
-------------                                   --------                    -------------            ---------------
Lynnwood Park Apartments                        Raleigh, NC                   9/28/81                     152
Stonegate Apartments                            Holland, MI                   8/04/81                     156
College Green Apartments                        Wilmington, NC                11/30/81                    138
Copperfield Apartments                          Columbia, SC                  8/22/91                     120

 (1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                               Principal                                                             Principal
                               Balance at        Interest          Period           Maturity       Balance Due at
Property                   December 31, 2001       Rate           Amortized           Date           Maturity
-----------------          -----------------   ------------  ----------------   ---------------    ----------------
Lynndale                       $3,783,000          7.5%       40 years              3/1/2023            (1)
Stonegate                      $4,529,000          7.5%       40 years             12/1/2022            (1)
College Green                  $2,620,000          7.5%       40 years              3/1/2023            (1)
Copperfield                    $1,157,000          6.4%       10 years              9/1/2008     $1,039,000

(1)      Self-amortizing loan.

         The following table sets forth the Partnership's limited partnership ownership interest in each of the Local Limited Partnerships:


           Local Limited Partnership                                 Ownership Interest
           -------------------------                                 ------------------
           Lynndale Apartments, Ltd.                                         50%
           Stonegate Apartments Limited Partnership                          93%
           College Green                                                     95%
           First Investment Limited Partnership I                            50%

         As of March 1, 2002, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                               Average Monthly
                                    Average Monthly                Rental
                                     Occupancy Rate             Rate per Unit

Property                           2001          2000         2001         2000
--------                           ----          ----         ----         ----
Lynnwood Park                       98%           95%         $569         $589
Stonegate                           93%           93%         $558         $549
College Green                       95%           92%         $527         $527
Copperfield                         87%           94%         $546         $529

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2001 (in thousands):

                               Gross                                                                Federal
                              Carrying         Accumulated                                            Tax
Property                       Value           Depreciation             Rate           Method        Basis
--------                       -----           ------------             ----           ------        -----
Lynnwood Park                  $4,428             $3,428                  5-25 yrs.      S/L          $180
Stonegate                      $4,802             $3,744                  5-25 yrs.      S/L          $271
College Green                  $3,682             $2,717                 10-25 yrs.      S/L          $196
Copperfield                    $3,227             $1,243                5-27.5 yrs.      S/L        $1,646

Item 3.  Legal Proceedings.
------   -----------------

         The Partnership is not a party, nor are any of the Local Limited Partnerships subject, to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.
------   -----------------------------------------------------------------------

         The Partnership is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 1, 2002, there were 2,725 holders of Units holding 25,585 units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 2001 or 2000.

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

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2001, the Partnership retained an equity interest in four Local Limited Partnerships, each of which owns one apartment complex. The properties are located in Michigan, North Carolina (2) and South Carolina.

         The level of liquidity based on cash and cash equivalents experienced an $82,000 decrease for the year ended December 31, 2001, as compared to December 31, 2000, due to net cash used in operating activities. The Partnership did not receive any distributions from the Local Limited Partnerships during 2001. At December 31, 2001, the Partnership had $341,000 in cash and cash equivalents, which had been invested primarily in repurchase agreements and a money market account.

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

         The loan payable to an affiliate of the Managing General Partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $405,000 and $384,000 at December 31, 2001 and 2000, respectively. The Partnership did not make cash distributions to its partners during 2001 or 2000.

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

         The Cedar Lake Ltd. Local Limited Partnership, which owned the Albany Landing Apartments, was foreclosed upon by the Department of Housing and Urban Development in July 2001. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero. For tax reporting purposes, the Partnership incurred a tax liability due to the recapture of tax benefits taken in prior years in proportion to its ownership interest in the Local Limited Partnership. The amount of the recapture income was approximately $100 per unit of Limited Partnership Interest.

Results of Operations
---------------------

         The Partnership's net loss increased by $136,000 for the year ended December 31, 2001, as compared to 2000, due to a decrease in income of $153,000 which was partially offset by a decrease in expenses of $17,000.

         Income decreased primarily due to a decrease in income from Local Limited Partnership cash distributions of $68,000 and an increase of $77,000 in equity in loss from the Local Partnership owning Copperfield Apartments. The Partnership did not receive any distributions from the Local Limited Partnerships during 2001. During the year ended December 31, 2000 the Partnership received $68,000 from the Local Limited Partnership which owns the Lynwood Park Apartments property. Expenses decreased primarily due to a decrease in interest expense of $9,000 and a decrease in management fees of $7,000.

Recently Issued Accounting Standards
------------------------------------

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement are generally to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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

ITEM 7.      FINANCIAL STATEMENTS
             --------------------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 2001 and 2000
                     --------------------------------------

                                      INDEX
                                      -----

                                                                                  Page
                                                                                --------
Independent Auditors' Report....................................................... 12

Financial Statements:

Balance Sheets as of December 31, 2001 and 2000.................................... 13

Statements of Operations for the Years Ended
     December 31, 2001 and 2000.................................................... 14

Statements of Partners' Capital for the Years Ended
     December 31, 2001 and 2000.................................................... 15

Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000.................................................... 16

Notes to Financial Statements...................................................... 17

                          Independent Auditors' Report
                          ----------------------------


To the Partners
Winthrop Residential Associates I, A Limited Partnership

We have audited the accompanying balance sheets of Winthrop Residential Associates I, A Limited Partnership (a Maryland limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, A Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                               /s/ Imowitz Koenig & Co., LLP

New York, New York
March 1, 2002

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                                 BALANCE SHEETS
                                 --------------
                        (In Thousands, Except Unit Data)



                                                                                                  DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                           2001                 2000
                                                                                   -------------------   --------------------
ASSETS
------

Cash and cash equivalents                                                          $              341     $              423
Note receivable and accrued interest                                                              133                    124
Investment in Local Limited Partnership                                                           106                    209
                                                                                   -------------------   --------------------

       Total Assets                                                                $              580    $               756
                                                                                   ===================   ====================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Accrued expenses                                                                   $               12    $                10
Loan payable and accrued interest - affiliate                                                     405                    384
                                                                                   -------------------   --------------------

       Total Liabilities                                                                          417                    394
                                                                                   -------------------   --------------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit;
       25,676 units authorized; 25,595 units
       issued and outstanding                                                                   1,273                  1,462
General Partners' deficit                                                                      (1,110)                (1,100)
                                                                                   -------------------   --------------------

       Total Partners' Capital                                                                    163                    362
                                                                                   -------------------   --------------------

       Total Liabilities and Partners' Capital                                     $              580     $              756
                                                                                   ===================   ====================




                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                        (In Thousands, Except Unit Data)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                    2001                  2000
                                                                             -------------------   --------------------
Income:

Income from Local Limited Partnership
  cash distributions                                                         $                -     $               68
Equity in loss of Local Limited Partnership                                                (103)                   (26)
Interest                                                                                     20                     24
Other income                                                                                  -                      4
                                                                             -------------------   --------------------

       Total Income                                                                         (83)                    70
                                                                             -------------------   --------------------

Expenses:

Interest                                                                                     21                     30
General and administrative                                                                   95                     96
Management fees                                                                               -                      7
                                                                             -------------------   --------------------

       Total Expenses                                                                       116                    133
                                                                             -------------------   --------------------

Net Loss                                                                     $             (199)    $              (63)
                                                                             ===================   ====================

Net Loss allocated to General Partners                                       $              (10)    $               (3)
                                                                             ===================   ====================

Net Loss allocated to Limited Partners                                       $             (189)    $              (60)
                                                                             ===================   ====================

Net Loss per Unit of Limited Partnership Interest                            $            (7.38)    $            (2.34)
                                                                             ===================   ====================




                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                        (In Thousands, Except Unit Data)


                                                      Units of
                                                      Limited              General             Limited               Total
                                                    Partnership           Partners'           Partners'            Partners'
                                                      Interest             Deficit             Capital              Capital
                                                  -----------------    -----------------   -----------------    -----------------

Balance - January 1, 2000                                   25,595     $         (1,097)   $          1,522     $            425

     Net Loss                                                    -                   (3)                (60)                 (63)
                                                  -----------------    -----------------   -----------------    -----------------

Balance - December 31, 2000                                 25,595               (1,100)              1,462                  362

     Net Loss                                                    -                  (10)               (189)                (199)
                                                  -----------------    -----------------   -----------------    -----------------

Balance - December 31, 2001                                 25,595     $         (1,110)   $          1,273     $            163
                                                  =================    =================   =================    =================



                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (In Thousands)


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                         2001                  2000
                                                                                  -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $             (199)   $               (63)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Income from Local Limited Partnership cash distributions                                    -                    (68)
       Equity in loss of Local Limited Partnership                                               103                     26
Changes in assets and liabilities:
       Increase in accrued interest receivable                                                    (9)                    (8)
       Increase (decrease) in accrued expenses                                                     2                     (8)
       Increase in accrued interest payable                                                       21                     30
                                                                                  -------------------   --------------------

       Net cash used in operating activities                                                     (82)                   (91)
                                                                                  -------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Distributions received from Local Limited Partnerships                                      -                     68
                                                                                  -------------------   --------------------

       Cash provided by investing activities                                                       -                     68
                                                                                  -------------------   --------------------

       Net  decrease in cash and cash equivalents                                                (82)                   (23)

Cash and cash equivalents, Beginning of Year                                                     423                    446
                                                                                  -------------------   --------------------

Cash and cash equivalents, End of Year                                            $              341    $               423
                                                                                  ===================   ====================




                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Winthrop Residential Associates I, A Limited Partnership (the "Partnership") was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. At December 31, 2001, the Partnership has investments in four Local Limited Partnerships, each of which owns one apartment complex. The properties are located in Michigan, North Carolina (2) and South Carolina.

     The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000. At December 31, 2001 and 2000 there were 25,595 limited partnership units issued and outstanding.

     Cash and Cash Equivalents
     -------------------------

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

     Use of Estimates
     ----------------

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Investments in Local Limited Partnerships (Continued)
     -----------------------------------------------------

     down to zero. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnerships.

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

     Recently Issued Accounting Standards
     ------------------------------------

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Recently Issued Accounting Standards (Continued
     -----------------------------------------------

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement are generally to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS
     -----------------------------------------------

     In accordance with the partnership agreement, profits and losses not arising from a sale and cash available for distribution from operations shall be allocated 5% to the general partners and 95% to the limited partners. Gains and distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then, in accordance with the partnership agreement, however,

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS (Continued)
     -----------------------------------------------------------

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

     The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to a management fee for these services equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of
     (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. Coordinated Services, which is a related party for financial reporting purposes only, earned management fees of $0 and $7,000, for the years ended December 31, 2001 and 2000, respectively.

     The Partnership has a loan payable to an affiliate in the amount of $289,000 which bears interest at the prime rate plus 1% (5.75% and 10.5% at December 31, 2001 and 2000, respectively), and is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The principal balance and accrued interest on the loan was $405,000 and $384,000 at December 31, 2001 and 2000, respectively. Due to the nature of the loan payable, it is not practicable to estimate fair value because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
     -----------------------------------------

     As of December 31, 2001, the Partnership has Limited Partnership equity interests in four Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:


                                 Local Limited Partnership                                     Percentage Ownership
      ---------------------------------------------------------------------------------    ----------------------------
      Lynndale Apartments, Ltd. (Lynwood Park Apartments)                                              50%
      Stonegate Apartments Limited Partnership (Stonegate Apartments)                                  93%
      College Green Limited Partnership (College Green Apartments)                                     95%
      First Investment Limited Partnership I (Copperfield Apartments)                                  50%

     The above Local Limited Partnerships have outstanding mortgages totaling
     $12,089,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     On May 1, 1998, the Partnership sold a portion of its interest in First
     Investment Limited Partnership I ("Copperfield Apartments") to the general partner of the Local Limited Partnership. As a result, the Partnership's interest in Copperfield Apartments was reduced to a 50% interest. The sales price was $175,000, payable with a promissory note (the "Note"), maturing on December 31, 2008, and secured by the interest in the Local Limited
     Partnership. The promissory note accrues interest at 8% per annum. As specified in the Note, one half of the general partner's future distributions from Copperfield Apartments are required to repay the note.
     On August 31, 1998, Copperfield Apartments refinanced its mortgage. During
     September 1998, Copperfield Apartments distributed $150,000 of refinancing proceeds to the Partnership and the general partner of Copperfield
     Apartments repaid $70,000 of the principal balance and $5,000 of accrued interest due on the note. There were no distributions made by Copperfield
     Apartments during 2001 or 2000. The balance of the note receivable consists of principal of $105,000 and accrued interest of $28,000 at December 31, 2001.

     During 2001 and 2000, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 2001, the net cumulative operating deficit funded by the Partnership to the Local Limited
     Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital contributions. The remaining $138,000 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

     The Cedar Lake Ltd. Local Limited Partnership, which owned Albany Landing Apartments, was foreclosed upon by the Department of Housing and Urban Development in July 2001. For financial reporting purposes, the Partnership's investment in this Local Limited Partnership had previously been written down to zero.

     The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                                 December 31,
                                                                   --------------------------------------
                                                                          2001                 2000
                                                                   ------------------   -----------------
ASSETS

Real estate, at cost:
  Land                                                              $           633      $          788
  Buildings, net of accumulated depreciation of
  $11,132 and $12,605 in 2001 and 2000, respectively
                                                                              4,374               6,001
  Cash and cash equivalents                                                     300                 483
  Other assets, net of accumulated amortization of
  $488 and $823 in 2001 and 2000, respectively
                                                                                787                 772
                                                                    ----------------     --------------

  Total Assets                                                      $         6,094      $        8,044
                                                                    ================     ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                                     $           336                 336
  Mortgage notes payable                                                     12,089              15,062
  Accounts payable and accrued expenses                                         431                 480
                                                                    ----------------     --------------

  Total Liabilities                                                          12,856              15,878
                                                                    ----------------     --------------

Partners' Deficit:
  Winthrop Residential Associates I                                          (4,579)             (5,786)
  Other partners                                                             (2,165)             (2,048)
                                                                    ----------------     --------------

                                                                             (6,762)             (7,834)
                                                                    ----------------     --------------

Total Liabilities and Partners' Deficit                             $         6,094      $        8,044
                                                                    ================     ==============

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
      -----------------------------------------------------

The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):


                                                                                 YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                              2001                       2000
                                                                     --------------------    -------------------------
Income:

     Rental income                                                   $             3,285     $                  3,623
     Other income                                                                    320                          444
                                                                     --------------------    -------------------------

         Total income                                                              3,605                        4,067
                                                                     --------------------    -------------------------


Expenses:

     Interest                                                                        904                          923
     Depreciation and amortization                                                   622                          769
     Taxes and insurance                                                             372                          355
     Other operating expenses                                                      2,065                        2,374
                                                                     --------------------    ------------------------


         Total expenses                                                            3,963                        4,421
                                                                     --------------------    ------------------------


Net loss                                                             $              (358)    $                   (354)
                                                                     ===================     ========================


Net loss allocated to
 Winthrop Residential Associates I                                   $              (272)    $                   (231)
                                                                     ===================     ========================


Net loss allocated to other partners                                 $               (86)    $                   (123)
                                                                     ===================     ========================

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------





5.   TAXABLE INCOME (LOSS)
     ---------------------

     The Partnership's taxable income (loss) differs from the net loss for financial reporting purposes, as follows (in thousands):

                                                                                        2001                       2000
                                                                                 ------------------        -------------------

      Net loss for financial reporting purposes                                  $            (199)         $             (63)

            Differences in equity in Local Limited Partnerships'
            income/loss for financial  reporting and tax reporting
            purposes                                                                         2,674                        130
            Income from Local Limited Partnerships
            cash distributions                                                                   -                        (68)
                                                                                 ------------------        ------------------

      Taxable income (loss)                                                      $           2,475         $               (1)
                                                                                 ==================        ==================

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.
------   -------------------------------------------------------------------


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2001 or 2000 audits of the Partnership's financial statements.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
------   -----------------------------------------------------------------------


         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2002, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                                                        Has Served as a Director or
Name                                Position Held with the Managing General Partner             Officer Since
----                                -----------------------------------------------     ---------------------------
Michael L. Ashner                 Chief Executive Officer and Director                              1-96

Thomas C. Staples                 Chief Financial Officer                                           1-99

Peter Braverman                   Executive Vice President and Director                             1-96

Carolyn Tiffany                   Chief Operating Officer and Clerk                                 10-95

         Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner currently serves as a director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

         Thomas C. Staples, age 46, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 50, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

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

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; and Fairfield Inn by Marriott Limited Partnership.

         In addition, each of the foregoing officers and directors hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and AP-PCC III, L.P., entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

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

         Mary T. Johnson is the Manager of Coordinated Services. Ms. Johnson is also Executive Vice President of Dewar Realty, Inc. and Dewar Properties, Inc. Ms. Johnson is a graduate of Valdosta State University and is a licensed Georgia Real Estate Broker. Ms. Johnson has over 20 years of experience in property management, asset management, investor services, and development of apartment and assisted living properties. Ms. Johnson is currently responsible for the asset management of over 150 investor partnerships and property management of over 50 apartment communities.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         (a)      Security ownership of certain beneficial owners.
                  -----------------------------------------------

         The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2002. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)      Security ownership of management.
                  --------------------------------

         None of the officers, directors or general partners of the General Partner or their respective officers, directors or general partners owned any Units at March 1, 2002 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 100 Units and Winthrop Financial Associates, A Limited Partnership owns 5 Units (.60% in the aggregate).

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

Item 12. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the years ended December 31, 2001 and 2000.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 28th day of March, 2002.

                                     WINTHROP RESIDENTIAL ASSOCIATES I,
                                     A LIMITED PARTNERSHIP

                                     By:      One Winthrop Properties, Inc.
                                              Managing General Partner


                                              By: /s/ Michael L. Ashner
                                                  ---------------------
                                                   Michael Ashner
                                                   Chief Executive Officer

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


Signature/Name                                     Title                                         Date
--------------                                     -----                                         ----
/s/ Michael L. Ashner                       Chief Executive Officer                     March 28, 2002
---------------------                        and Director
Michael L. Ashner

/s/ Thomas Staples                           Chief Financial Officer                    March 28, 2002
--------------------
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