Form 10QSB
period 2002-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2002-05-15
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2002
                                                     --------------
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                             ------------  --------------

                         Commission file number 0-10272
                                                -------

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                  Maryland                                                      04-2720493
       ---------------------------------------------------------------        ------------------------------------------------
                      (State or other jurisdiction of                              (I.R.S. Employer Identification No.)
                       incorporation or organization)

                  7 Bulfinch Place, Suite 500, Boston, MA                                       02114-9507
       ---------------------------------------------------------------        ------------------------------------------------
                  (Address of principal executive office)                                       (Zip Code)

          Registrant's telephone number, including area code                                   (617) 570-4600
                                                                              ------------------------------------------------



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---




                                     1 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                                        MARCH 31, 2002        DECEMBER 31,
                                                                         (Unaudited)               2001
                                                                      -------------------   ------------------
Assets
------

Cash and cash equivalents                                             $              347    $              341
Note receivable and accrued interest                                                 135                   133
Investment in Local Limited Partnership                                               85                   106
                                                                      -------------------   ------------------
      Total Assets                                                    $              567    $              580
                                                                      ===================   ==================
Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accrued expenses                                                      $               10    $               12
Loan payable and accrued interest - affiliate                                        409                   405
                                                                      -------------------   ------------------
      Total Liabilities                                                              419                   417
                                                                      -------------------   ------------------
Partners' Capital:

Limited Partners -
      Units of Limited Partnership Interest, $1,000 stated value per unit; 25,676 units authorized; 25,595 units issued
      and outstanding                                                              1,259                 1,273
General Partners' deficit                                                         (1,111)               (1,110)
                                                                      -------------------   ------------------
      Total Partners' Capital                                                        148                   163
                                                                      -------------------   ------------------
      Total Liabilities and Partners' Capital                         $              567    $              580
                                                                      ===================   ===================





                       See notes to financial statements.

                                     2 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                             FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,             MARCH 31,
                                                                             2002                  2001
                                                                        -----------------     -----------------
Income:

Income from Local Limited Partnership
  cash distributions                                                    $             37      $              -
Equity in loss of Local Limited Partnership                                          (21)                   (3)
Interest                                                                               3                     6
                                                                        -----------------     -----------------
      Total income                                                                    19                     3
                                                                        -----------------     -----------------
Expenses:

Interest                                                                               4                     6
Management fees                                                                        4                     -
General and administrative                                                            26                    20
                                                                        -----------------     -----------------
      Total expenses                                                                  34                    26
                                                                        -----------------     -----------------
Net loss                                                                $            (15)     $            (23)
                                                                        =================     =================
Net loss allocated to General Partners                                  $             (1)     $             (1)
                                                                        =================     =================
Net loss allocated to Limited Partners                                  $            (14)     $            (22)
                                                                        =================     =================
Net loss per Unit of Limited Partnership Interest                       $          (0.55)     $          (0.86)
                                                                        =================     =================









                       See notes to financial statements.

                                    3 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                UNITS OF
                                                 LIMITED         LIMITED          GENERAL           TOTAL
                                               PARTNERSHIP      PARTNERS'        PARTNERS'        PARTNERS'
                                                INTEREST         CAPITAL          DEFICIT          CAPITAL
                                              --------------  ---------------  ---------------  --------------
Balance - January 1, 2002                            25,595   $        1,273   $       (1,110)  $         163

     Net loss                                             -              (14)              (1)            (15)
                                              --------------  ---------------  ---------------  --------------

Balance - March 31, 2002                             25,595   $        1,259   $       (1,111)  $         148
                                              ==============  ===============  ===============  ==============













                       See notes to financial statements.


                                    4 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------



STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                             For The Three Months Ended
                                                                          March 31,             March 31,
                                                                             2002                  2001
                                                                        -----------------     -----------------
Cash Flows From Operating Activities:

Net loss                                                               $             (15)    $             (23)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Equity in loss of Local Limited Partnership                                     21                     3
      Income from Local Limited Partnership cash distributions                       (37)                    -
Changes in assets and liabilities:
      Increase in accrued interest receivable                                         (2)                   (2)
      Decrease in accrued expenses                                                    (2)                   (1)
      Increase in accrued interest payable                                             4                     6
                                                                        -----------------     -----------------
      Net cash used in operating activities                                          (31)                  (17)
                                                                        -----------------     -----------------
Cash flows from Investing Activities:

      Distributions received from Local Limited Partnerships                          37                     -
                                                                        -----------------     -----------------
      Cash provided by investing activities                                            -                     -
                                                                        -----------------     -----------------
Net increase (decrease) in cash and cash equivalents                                   6                   (17)

Cash and cash equivalents, beginning of period                                       341                   423
                                                                        -----------------     -----------------
Cash and cash equivalents, end of period                                $            347      $            406
                                                                        =================     =================














                       See notes to financial statements.

                                     5 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.
























                                     6 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


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

             Liquidity and Capital Resources
             -------------------------------

             As of March 31, 2002, the Partnership retained an equity interest in four Local Limited Partnerships, each of which owns one apartment complex. The properties are located in Michigan, North Carolina (2) and South Carolina.

             The level of liquidity based on cash and cash equivalents experienced a $6,000 increase for the three months ended March 31, 2002, as compared to December 31, 2001. The Partnership's $31,000 of net cash used in operating activities was more than offset by $37,000 of distributions received from a Local Limited Partnership (investing activities). At March 31, 2002, the Partnership had $347,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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

             The loan payable to an affiliate of the managing general partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $409,000 at March 31, 2002. The Partnership did not make cash distributions to its partners during the three months ended March 31, 2002.

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

                                     7 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)
             ---------------------------------------------------------

             Results of Operations
             ---------------------

             The Partnership's net loss decreased by $8,000 to a net loss of $15,000 for the three months ended March 31, 2002, as compared to the comparable period in 2001 due to an increase in income of $16,000 which was partially offset by an increase in expenses of $8,000.

             Income for the three months ended March 31, 2002, as compared to the comparable period in 2001, increased due to $37,000 of income from Local Limited Partnership cash distributions which was partially offset by an increase in equity in loss of a Local Limited Partnership of $18,000 and a decrease in interest of $3,000. During the three months ended March 31, 2001 the Partnership did not receive any cash distributions from the Local Limited Partnerships. Expenses increased due to increases in management fees of $4,000 and general and administrative expenses of $6,000 which were partially offset by a decrease in interest of $2,000.

             Recently Issued Accounting Standards
             ------------------------------------

             In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

             In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. This statement had no effect on the Partnership's financial statements.

             In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier

                                     8 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)
             ---------------------------------------------------------

             Recently Issued Accounting Standards (Continued)
             -----------------------------------------------

             Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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

                                     9 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
             ---------------------------------
             (a)    Exhibits:

                    99.  Supplementary Information Required Pursuant to Section
                         9.4 of the Partnership Agreement.

             (b)    Reports on Form 8-K:

                    No reports on Form 8-K were filed during the period ended March 31, 2002.
















                                    10 of 12

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


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

                                        WINTHROP RESIDENTIAL ASSOCIATES I,
                                        ----------------------------------
                                        A LIMITED PARTNERSHIP
                                        ---------------------

                                        BY: ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner

                                            BY: /s/ Michael L. Ashner
                                                -------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer

                                            BY: /s/ Thomas C. Staples
                                                -------------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer


                                                Dated: May 14, 2002










                                    11 of 12