Form 10QSB
period 2002-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2002-08-14
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Maryland                                      04-2720493
      ------------------------------                      -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)


  7 Bulfinch Place, Suite 500, Boston, MA                     02114-9507
  ---------------------------------------                     ----------
  (Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code  (617) 570-4600
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

                                     1 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                             JUNE 30, 2002        DECEMBER 31,
                                                              (UNAUDITED)            2001
                                                           ----------------      ---------------
Assets
------

Cash and cash equivalents                                  $            334      $           341
Note receivable and accrued interest                                    137                  133
Investment in Local Limited Partnership                                  69                  106
                                                           ----------------      ---------------

       Total Assets                                        $            540      $           580
                                                           ================      ===============

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accrued expenses                                           $              8      $            12
Loan payable and accrued interest - affiliate                           413                  405
                                                           ----------------      ---------------

       Total Liabilities                                                421                  417
                                                           ----------------      ---------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                                1,231                1,273
General Partners' deficit                                            (1,112)              (1,110)
                                                           ----------------      ---------------

       Total Partners' Capital                                          119                  163
                                                           ----------------      ---------------

       Total Liabilities and Partners' Capital             $            540      $           580
                                                           ================      ===============

                       See notes to financial statements.

                                     2 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                        FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,             JUNE 30,           JUNE 30,
                                                          2002                2001                 2002               2001
                                                   ------------------  ------------------  ------------------  ------------------
Income:

     Income from Local Limited Partnership
       cash distributions                          $            --     $            --     $             37    $            --
     Equity in (loss) income of Local Limited
       Partnership                                              (16)                 18                 (37)                 15
     Interest                                                     4                   5                   7                  11
     Other income                                                12                 --                   12                 --
                                                   ------------------  ------------------  ------------------  ------------------

         Total  income                                          --                   23                  19                  26
                                                   ------------------  ------------------  ------------------  ------------------

Expenses:

     Interest                                                     4                   6                   8                  12
     Management fees                                            --                  --                    4                 --
     General and administrative                                  25                  26                  51                  46
                                                   ------------------  ------------------  ------------------  ------------------

         Total expenses                                          29                  32                  63                  58
                                                   ------------------  ------------------  ------------------  ------------------

Net loss                                           $            (29)   $             (9)   $            (44)   $            (32)
                                                   ==================  ==================  ==================  ==================

Net loss allocated to General Partners             $             (1)   $             (1)   $             (2)   $             (2)
                                                   ==================  ==================  ==================  ==================

Net loss allocated to Limited Partners             $            (28)   $             (8)   $            (42)   $            (30)
                                                   ==================  ==================  ==================  ==================

Net loss per Unit of Limited
   Partnership Interest                            $            (1.09) $            (0.31) $            (1.64) $            (1.17)
                                                   ==================  ==================  ==================  ==================

                       See notes to financial statements.

                                     3 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                         UNITS OF
                                                         LIMITED            LIMITED            GENERAL             TOTAL
                                                       PARTNERSHIP         PARTNERS'          PARTNERS'          PARTNERS'
                                                         INTEREST           CAPITAL            DEFICIT           CAPITAL
                                                     -----------------  -----------------  ----------------  ----------------
Balance - January 1, 2002                                      25,595   $          1,273   $        (1,110)  $           163

     Net loss                                                       -                (42)               (2)              (44)
                                                     -----------------  -----------------  ----------------  ----------------
Balance - June 30, 2002                                        25,595   $          1,231   $        (1,112)  $           119
                                                     =================  =================  ================  ================


                       See notes to financial statements.

                                     4 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,                  JUNE 30,
                                                                                       2002                      2001
                                                                               ----------------------    ---------------------
Cash Flows From Operating Activities:

Net loss                                                                       $                 (44)    $                (32)
Adjustments to reconcile net loss to net cash
  used in operating activities:
       Equity in loss (income) of Local Limited Partnership                                       37                      (15)
       Income from Local Limited Partnership cash distributions                                  (37)                       -
Changes in assets and liabilities:
       Increase in accrued interest receivable                                                    (4)                      (4)
       Decrease in accrued expenses                                                               (4)                      (4)
       Increase in accrued interest payable                                                        8                       12
                                                                               ----------------------    ---------------------

       Net cash used in operating activities                                                     (44)                     (43)
                                                                               ----------------------    ---------------------

Cash Flows From Investing Activities:

Distributions received from Local Limited Partnership                                             37                        -
                                                                               ----------------------    ---------------------

       Cash provided by investing activities                                                      37                        -
                                                                               ----------------------    ---------------------

Net decrease in cash and cash equivalents                                                         (7)                     (43)

Cash and cash equivalents, beginning of period                                                   341                      423
                                                                               ----------------------    ---------------------

Cash and cash equivalents, end of period                                       $                 334     $                380
                                                                               ======================    =====================

                       See notes to financial statements.

                                     5 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

     The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.






                                     6 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         As of June 30, 2002, the Partnership retained an equity interest in four Local Limited Partnerships, each of which owns one apartment complex. The properties are located in Michigan, North Carolina (2) and South Carolina.

         The level of liquidity based on cash and cash equivalents experienced a $7,000 decrease for the six months ended June 30, 2002, as compared to December 31, 2001. The Partnership's $44,000 of net cash used in operating activities was partially offset by $37,000 of distributions received from a Local Limited Partnership (investing activities). At June 30, 2002, the Partnership had $334,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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

         The loan payable to an affiliate of the managing general partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $413,000 at June 30, 2002. The Partnership did not make cash distributions to its partners during the six months ended June 30, 2002.

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


                                     7 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Results of Operations
         ---------------------

         The Partnership's net loss increased by $12,000 to a net loss of $44,000 for the six months ended June 30, 2002, as compared to the comparable period in 2001 due to a decrease in income of $7,000 and an increase in expenses of $5,000.

         Income for the six months ended June 30, 2002, as compared to the comparable period in 2001, decreased primarily due to the equity in loss of a Local Limited Partnership of $37,000 as compared to equity in income of a Local Limited Partnership of $15,000 in 2001, which was partially offset by $37,000 of cash distributions received from a Local Limited Partnership and $12,000 in other income during the 2002 period. During the six months ended June 30, 2001, the Partnership did not receive any cash distributions from the Local Limited Partnerships. Additionally, interest income decreased by $4,000 during the six months ended June 30, 2002 as compared to the comparable period in 2001. Expenses increased due to increases in management fees of $4,000 and general and administrative expenses of $5,000 which were partially offset by a decrease in interest expense of $4,000.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. This statement had no effect on the Partnership's financial statements.


                                     8 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
         ---------------------------------------------------------------------

         Recently Issued Accounting Standards (Continued)
         ------------------------------------------------

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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



                                     9 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)  Exhibits:

              99.1 Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

              99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended June 30, 2002.





                                    10 of 13

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


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



                                     WINTHROP RESIDENTIAL ASSOCIATES I,
                                     ----------------------------------
                                     A LIMITED PARTNERSHIP
                                     ---------------------

                                     BY: ONE WINTHROP PROPERTIES, INC.
                                         Managing General Partner




                                         BY: /s/ Michael L. Ashner
                                             ----------------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer



                                         BY: /s/ Thomas C. Staples
                                             ----------------------------------
                                             Thomas C. Staples
                                             Chief Financial Officer

                                             Dated:  August 13, 2002





                                    11 of 13