Form 10QSB
period 2002-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2002-11-22
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002
                                               ------------------


                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


                         Commission file number 0-10272


            Winthrop Residential Associates I, A Limited Partnership (Exact name of small business issuer as specified in its charter)


                Maryland                                 04-2720493
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
----------------------------------------    ------------------------------------
(Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code (617) 570-4600
                                                         -----------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __



                                     1 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)                                           SEPTEMBER 30,
                                                                                2002       DECEMBER 31,
                                                                            (UNAUDITED)        2001
                                                                           -------------   ------------
Assets

Cash and cash equivalents                                                     $ 1,002       $   341
Note receivable and accrued interest                                              -             133
Investment in Local Limited Partnership                                           -             106
                                                                              -------       -------

       Total Assets                                                           $ 1,002       $   580
                                                                              =======       =======

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                                              $    10       $    12
Loan payable and accrued interest - affiliate                                     417           405
                                                                              -------       -------
       Total Liabilities                                                          427           417
                                                                              -------       -------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest, $1,000 stated value per unit;
       25,676 units authorized; 25,595 units issued
       and outstanding                                                          1,664         1,273
General Partners' deficit                                                      (1,089)       (1,110)
                                                                              -------       -------
       Total Partners' Capital                                                    575           163
                                                                              -------       -------
       Total Liabilities and Partners' Capital                                $ 1,002       $   580
                                                                              =======       =======



                       See notes to financial statements.

                                     2 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                          FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                              2002            2001               2002            2001
                                                         -------------   -------------      -------------    -------------
Income:
     Income from Local Limited Partnership
       cash distributions                                   $              $                  $   37             $  -
     Gain from Local Limited Partnership
       property sale                                           506            -                  506                -
     Equity in loss of Local Limited
       Partnership                                             (25)           (20)               (62)                (5)
     Interest                                                    3              5                 10                 16
     Other income                                              -              -                   12                -
                                                            ------         ------             ------             ------

         Total  income                                         484            (15)               503                 11
                                                            ------         ------             ------             ------

Expenses:

     Interest                                                    4              5                 12                 17
     Management fees                                           -              -                    4                -
     General and administrative                                 24             29                 75                 75
                                                            ------         ------             ------             ------

         Total expenses                                         28             34                 91                 92
                                                            ------         ------             ------             ------

Net income (loss)                                           $  456         $  (49)            $  412             $  (81)
                                                            ======         ======             ======             ======

Net income (loss)  allocated to General Partners            $   23         $   (2)            $   21             $   (4)
                                                            ======         ======             ======             ======

Net income (loss) allocated to Limited Partners             $  433         $  (47)            $  391             $  (77)
                                                            ======         ======             ======             ======

Net income (loss) per Unit of Limited
   Partnership Interest                                     $16.92         $(1.84)            $15.28             $(3.01)
                                                            ======         ======             ======             ======




                       See notes to financial statements.

                                     3 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                 UNITS OF
                                                  LIMITED          LIMITED         GENERAL           TOTAL
                                                PARTNERSHIP       PARTNERS'       PARTNERS'        PARTNERS'
                                                 INTEREST          CAPITAL         DEFICIT          CAPITAL
                                              ----------------  --------------   -------------  --------------
Balance - January 1, 2002                          25,595           $1,273         $(1,110)           $163

     Net income                                         -              391              21             412
                                                   ------           ------         -------            ----

Balance - September 30, 2002                       25,595           $1,664         $(1,089)           $575
                                                   ======           ======         =======            ====












                       See notes to financial statements.

                                     4 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                                                   2002                  2001
                                                                             -------------          -------------

Cash Flows From Operating Activities:
Net income (loss)                                                                $  412                 $  (81)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Gain from Local Limited Partnership property sale                             (506)                     -
     Equity in loss of Local Limited Partnership                                     62                      5
     Income from Local Limited Partnership cash distributions                       (37)                     -
Changes in assets and liabilities:
     Decrease (increase) in accrued interest receivable                              28                     (7)
     Decrease in accrued expenses                                                    (2)                    (1)
     Increase in accrued interest payable                                            12                     17
                                                                                 ------                 ------

     Net cash used in operating activities                                          (31)                   (67)
                                                                                 ------                 ------

Cash Flows From Investing Activities:

Proceeds from Local Limited Partnership property sale                               550                      -
Distributions received from Local Limited Partnership                                37                      -
                                                                                 ------                 ------

     Cash provided by investing activities                                          587                      -
                                                                                 ------                 ------

Cash Flows From Financing Activities:

Proceeds from note receivable                                                       105                      -
                                                                                 ------                 ------

     Cash provided by financing activities                                          105                      -
                                                                                 ------                 ------

Net increase (decrease) in cash and cash equivalents                                661                    (67)

Cash and cash equivalents, beginning of period                                      341                    423
                                                                                 ------                 ------

Cash and cash equivalents, end of period                                         $1,002                 $  356
                                                                                 ======                 ======


                       See notes to financial statements.

                                     5 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

         The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.       INVESTMENT IN LOCAL LIMITED PARTNERSHIP

         In July 2002, the Local Limited Partnership, First Investment Limited Partnership - I, which owns the Copperfield Apartments sold the property. The Partnership received proceeds from the property sale of $550,000 and recorded a gain from the property sale, for financial reporting purposes, of $506,000. In addition, the Partnership had a note receivable due from the general partner of this Local Limited Partnership in the principal amount of $105,000 plus $28,000 of accrued interest which was repaid to the Partnership when the property was sold.














                                     6 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

             Liquidity and Capital Resources

             As of September 30, 2002, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

             In July 2002, the Local Limited Partnership, First Investment Limited Partnership - I, which owns the Copperfield Apartments sold the property. The Partnership received proceeds from the property sale of $550,000 and recorded a gain from the property sale, for financial reporting purposes, of $506,000. In addition, the Partnership had a note receivable due from the general partner of this Local Limited Partnership in the principal amount of $105,000 plus $28,000 of accrued interest which was repaid to the Partnership when the property was sold. For tax reporting purposes, the Partnership will recognize a loss from the sale of this property of approximately $1.00 per unit of Limited Partnership Interest.

             The level of liquidity based on cash and cash equivalents experienced a $661,000 increase for the nine months ended September 30, 2002, as compared to December 31, 2001. The Partnership's $587,000 of cash provided by investing activities and $105,000 of cash provided by financing activities were partially offset by $31,000 of net cash used in operating activities. Cash provided by investing activities consisted of $550,000 of proceeds from the property sold by the Local Limited Partnership owning the Copperfield Apartments and $37,000 of distributions received from a Local Limited Partnership. Cash provided by financing activities consisted of proceeds received from a note receivable. At September 30, 2002, the partnership had $1,002,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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

             The loan payable to an affiliate of the managing general partner which bears interest at prime plus 1% is repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan was approximately $417,000 at September 30, 2002. It is expected that the Partnership will satisfy this payable from cash reserves. The Partnership did not make cash distributions to its partners during the nine months ended September 30, 2002.

                                     7 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

             Results of Operations

             The Partnership's net income was $412,000 for the nine months ended September 30, 2002, as compared to a net loss of $81,000 for the comparable period in 2001. The increase was the result of an increase in income of $492,000 and a decrease in expenses of $1,000.

             Income for the nine months ended September 30, 2002, as compared to the comparable period in 2001, increased primarily due to a $506,000 gain from a Local Limited Partnership property sale, $37,000 of cash distributions received from a Local Limited Partnership and $12,000 in other income which were partially offset by an increase in equity in loss of a Local Limited Partnership of $57,000 and a decrease in interest income of $6,000. During the nine months ended September 30, 2001, the Partnership did not receive any cash distributions from the Local Limited Partnerships. Expenses decreased due to a decrease in interest expense of $5,000 which was partially offset by an increase in management fees of $4,000.

             The Partnership's net income was $456,000 for the three months ended September 30, 2002, as compared to a net loss of $49,000 for the comparable period in 2001. Income increased by $499,000 and expenses decreased by $6,000. The increase in income is primarily due to a $506,000 gain from a Local Limited Partnership property sale.

             Recently Issued Accounting Standards

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









                                     8 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             (CONTINUED)

             Recently Issued Accounting Standards (Continued)

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

             In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

             In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

             Quantitative and Qualitative Disclosures of Market Risk

             The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except for the Partnership's loan payable to an affiliate which is subject to changes in the prime rate of interest.

ITEM 3.      CONTROLS AND PROCEDURES

             The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


                                    9 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

                  99.1     Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

                  99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 2002.


                                    10 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


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





                                    WINTHROP RESIDENTIAL ASSOCIATES I,
                                    A LIMITED PARTNERSHIP

                                    BY:    ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner




                                           BY: /s/ Michael L. Ashner
                                               -------------------------
                                               Michael L. Ashner
                                               Chief Executive Officer



                                           BY: /s/ Thomas C. Staples
                                               -------------------------
                                               Thomas C. Staples
                                               Chief Financial Officer

                                               Dated: November 18, 2002
















                                    11 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

         I, Michael L. Ashner, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Residential Associates I, A Limited Partnership;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



                                    12 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: November 18, 2002                /s/ Michael L. Ashner
                                            ---------------------
                                            Michael L. Ashner
                                            Chief Executive Officer









                                    13 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


                                 CERTIFICATIONS

         I, Thomas C. Staples, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Residential Associates I, A Limited Partnership;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                    14 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:   November 18, 2002              /s/ Thomas C. Staples
                                            ---------------------
                                            Thomas C. Staples
                                            Chief Financial Officer







                                    15 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


Exhibit Index


         Exhibit

         (a)     Exhibits:

                 99.1     Supplementary Information Required Pursuant to
                          Section 9.4 of the Partnership Agreement.

                 99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.













                                    16 of 18