Form 10KSB
period 2002-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2003-03-31
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2002              Commission File Number 0-10272
                   -----------------                                     -------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Maryland                                              04-2720493
-------------------------                             --------------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts          02114
-----------------------------------------------------------------          -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $542,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I
                                     ------

Item 1. Description of Business.

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

     The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes originally subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. The Partnership has sold its interests in six properties: Greentree Apartments (November 1986), Marsh Cove Apartments (December 1986), Orchard Hill (October 1988), Racquet Club (May
1989), Columbine (May 1989) and Heritage Hills Townhouses (1997). See "Item 2. Description of Properties." A seventh property, Copperfield Apartments, was sold in 1985 by its Local Limited Partnership which provided seller financing with a second mortgage. The buyer subsequently defaulted on the second mortgage in 1988, and the Local Limited Partnership completed the reacquisition of the property in August 1991. In 1998, the Partnership sold a portion of its interest in Copperfield Apartments and in July 2002 this property was again sold (see "Property Matters" below). The Partnership lost its ownership interests in The Park Apartments, Candlewood Apartments, The Villas and Albany Landing Apartments when HUD foreclosed on the Local Limited Partnerships owning those properties in August 1993, January 1995, December 1999 and July 2001, respectively. The mortgage encumbering Stonewood Apartments was foreclosed in March 1996 and Shadowbrook Apartments was effectively deeded in lieu of foreclosure to the lender in August 1996. See "Defaults" below.

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

     Copperfield Apartments. The Partnership sold a portion of its interest in First Investment Limited Partnership 1 ("First Investment"), the local limited partnership which owned Copperfield Apartments, to the general partner of First Investment. The Partnership owns a 50% interest in First Investment. The sales price of $175,000 was paid with a promissory note which was scheduled to mature on December 31, 2008, and was secured by the purchaser's interest in First Investment (the "Copperfield Note"). The Copperfield Note accrued interest at 8% per annum. As specified in the Copperfield Note, one half of the general partner's future distributions from First Investment were required to be applied to the Copperfield Note. During September 1998, $70,000 of the principal balance and $5,000 of accrued interest was paid resulting in an outstanding balance on the Copperfield Note at December 31, 2001 of $133,000 of principal and accrued interest. During 1997, the Partnership recorded a $762,000 write-down of its investment in Copperfield Apartments to its net realizable value.

     In July 2002, Copperfield Apartments sold the property. The Partnership received proceeds from the property sale of $575,000 and recorded a gain from the property sale, for financial reporting purposes, of $575,000. In addition, the Copperfield Note, which had an outstanding principal balance of $105,000 plus $28,000 of accrued interest, was satisfied.

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

Item 2. Description of Properties.

     The following table sets forth certain information regarding the properties owned by the three Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 1, 2003:

                                                 Date of
Property Name                Location          Acquisition(1)   Number of Units
-------------                --------          --------------   ---------------
Lynnwood Park Apartments     Raleigh, NC          9/28/81             152
Stonegate Apartments         Holland, MI          8/04/81             156
College Green Apartments     Wilmington, NC       11/30/81            138

(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

     The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                    Principal                                                Principal
                    Balance at                                                Balance
                   December 31,   Interest      Period         Maturity       Due at
Property               2002         Rate       Amortized         Date        Maturity
--------               ----         ----       ---------         ----        --------
Lynndale            $4,038,000      6.74%      20 years        7/1/2019         (1)
Stonegate           $4,436,000      7.5%       40 years       12/1/2022         (1)
College Green       $2,568,000      7.5%       40 years        3/1/2023         (1)

(1) Self-amortizing loan.

     The following table sets forth the Partnership's limited partnership ownership interest in each of the Local Limited Partnerships:

     Local Limited Partnership                       Ownership Interest
     -------------------------                       ------------------

     Lynndale Apartments, Ltd.                             50%
     Stonegate Apartments Limited Partnership              93%
     College Green                                         95%

     As of March 1, 2003, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

     The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                      Average Monthly
                           Average Monthly                 Rental
                            Occupancy Rate             Rate per Unit
                          ------------------         ------------------
Property                  2002          2001         2002         2001
--------                  ----          ----         ----         ----

Lynnwood Park              87%           98%         $599         $569
Stonegate                  90%           93%         $569         $558
College Green              86%           95%         $527         $527

     Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2002 (in thousands):

                     Gross                                            Federal
                    Carrying     Accumulated                            Tax
Property             Value       Depreciation      Rate      Method    Basis
--------             -----       ------------      ----      ------    -----

Lynnwood Park        $4,439         $3,575       5-25 yrs.    S/L      $195
Stonegate            $4,802         $3,921       5-25 yrs.    S/L      $199
College Green        $3,684         $2,851      10-25 yrs.    S/L      $178

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

     As of March 1, 2003, there were 2,716 holders of Units holding 25,585 units.

     The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 2002 or 2001.

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2002, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

     In July 2002, the Local Limited Partnership, First Investment Limited Partnership - I, which owned the Copperfield Apartments, sold its property. The Partnership received proceeds from the property sale of $575,000 and recorded a gain from the property sale, for financial reporting purposes, of $575,000. In addition, the Partnership had a note receivable due from the general partner of this Local Limited Partnership in the principal amount of $105,000 plus $28,000 of accrued interest which was repaid to the Partnership when the property was sold. For tax reporting purposes, the Partnership will recognize a loss from the sale and operations of this property of $91,000 ($3.38 per unit) of Limited Partnership Interest.

     The level of liquidity based on cash and cash equivalents experienced a $257,000 increase for the year ended December 31, 2002, as compared to December 31, 2001. The Partnership's $612,000 of cash provided by investing activities was partially offset by $171,000 of net cash used in operating activities and $184,000 of net cash used in financing activities. Cash provided by investing activities consisted of $575,000 of proceeds from the property sold by the Local Limited Partnership owning the Copperfield Apartments and $37,000 of distributions received from a Local Limited Partnership. Cash used in financing activities consisted of $289,000 for the repayment of a loan payable to an affiliate which was partially offset by $105,000 of proceeds received from a note receivable. At December 31, 2002, the Partnership had $598,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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

     The loan payable to an affiliate of the managing general partner which bore interest at prime plus 1% was repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan which was $420,000 was repaid during 2002 from the proceeds received from the Local Limited Partnership property sale. The Partnership did not make cash distributions to its partners during the years ended December 31, 2002 and 2001.

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

Results of Operations
---------------------

     The Partnership's net income was $424,000 for the year ended December 31, 2002, as compared to a net loss of $199,000 in 2001. The increase was the result of an increase in income of $625,000 which was partially offset by an increase in expenses of $2,000.

     Income increased due to a $575,000 gain from a Local Limited Partnership property sale, $37,000 of cash distributions received from a Local Limited Partnership and $22,000 in other income which were partially offset by an increase in equity in loss of a Local Limited Partnership of $3,000 and a decrease in interest income of $6,000. Expenses increased due to an increase in management fees of $4,000 and general and administrative expenses of $3,000 which were partially offset by a decrease in interest expense of $5,000.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's financial statements.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

     The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 7. FINANCIAL STATEMENTS



            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 2002 and 2001
                     --------------------------------------

                                      INDEX
                                      -----


                                                                            Page

Independent Auditors' Report................................................ 13

Financial Statements:

Balance Sheets as of December 31, 2002 and 2001............................. 14

Statements of Operations for the Years Ended
     December 31, 2002 and 2001............................................. 15

Statements of Partners' Capital for the Years Ended
     December 31, 2002 and 2001............................................. 16

Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001............................................. 17

Notes to Financial Statements............................................... 18

                          Independent Auditors' Report
                          ----------------------------



To the Partners
Winthrop Residential Associates I, A Limited Partnership

We have audited the accompanying balance sheets of Winthrop Residential Associates I, A Limited Partnership (a Maryland limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
March 5, 2003

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                                 BALANCE SHEETS
                                 --------------
                        (In Thousands, Except Unit Data)

                                                                     DECEMBER 31,
                                                           ------------------------------
                                                               2002              2001
                                                           ------------      ------------
ASSETS

Cash and cash equivalents                                  $        598      $        341
Note receivable and accrued interest                               --                 133
Investment in Local Limited Partnership                            --                 106
                                                           ------------      ------------
       Total Assets                                        $        598      $        580
                                                           ============      ============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued expenses                                           $         11      $         12
Loan payable and accrued interest - affiliate                      --                 405
                                                           ------------      ------------

       Total Liabilities                                             11               417
                                                           ------------      ------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                            1,676             1,273
General Partners' deficit                                        (1,089)           (1,110)
                                                           ------------      ------------

       Total Partners' Capital                                      587               163
                                                           ------------      ------------

       Total Liabilities and Partners' Capital             $        598      $        580
                                                           ============      ============

                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                        (In Thousands, Except Unit Data)

                                                                               YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                           2002                    2001
                                                                      ----------------        ----------------
Income (Loss):

Income from Local Limited Partnership cash distributions              $            37         $          --
Gain from Local Limited Partnership property sale                                 575                    --
Equity in loss of Local Limited Partnership                                      (106)                   (103)
Interest                                                                           14                      20
Other income                                                                       22                    --
                                                                      ----------------        ----------------

       Total Income (Loss)                                                        542                     (83)
                                                                      ----------------        ----------------

Expenses:

Interest                                                                           16                      21
Management fees                                                                     4                    --
General and administrative                                                         98                      95
                                                                      ----------------        ----------------

       Total Expenses                                                             118                     116
                                                                      ----------------        ----------------

Net Income (Loss)                                                     $           424         $          (199)
                                                                      ===============         ===============

Net Income (Loss) allocated to General Partners                       $            21         $           (10)
                                                                      ===============         ===============

Net Income (Loss) allocated to Limited Partners                       $           403         $          (189)
                                                                      ===============         ===============

Net Income (Loss) per Unit of Limited Partnership Interest            $          15.75        $          (7.38)
                                                                      ================        ================


                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------
                        (In Thousands, Except Unit Data)

                                           Units of
                                           Limited             General              Limited               Total
                                         Partnership          Partners'            Partners'            Partners'
                                           Interest            Deficit              Capital              Capital
                                       -----------------   -----------------    -----------------    -----------------
Balance - January 1, 2001                        25,595    $         (1,100)    $          1,462     $            362

     Net Loss                                         -                 (10)                (189)                (199)
                                       -----------------   -----------------    -----------------    -----------------

Balance - December 31, 2001                      25,595              (1,110)               1,273                  163

     Net Income                                       -                  21                  403                  424
                                       -----------------   -----------------    -----------------    -----------------

Balance - December 31, 2002                      25,595    $         (1,089)    $          1,676     $            587
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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (In Thousands)


                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                                  2002                    2001
                                                                          -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $              424     $              (199)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Income from Local Limited Partnership cash distributions                          (37)                      -
       Gain from Local Limited Partnership property sale                                (575)                      -
       Equity in loss of Local Limited Partnership                                       106                     103
Changes in assets and liabilities:
       Decrease (increase) in accrued interest receivable                                 28                      (9)
       (Decrease) increase in accrued expenses                                            (1)                      2
       (Decrease) increase in accrued interest payable                                  (116)                     21
                                                                          -------------------    --------------------

       Net cash used in operating activities                                            (171)                    (82)
                                                                          -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Proceeds from Local Limited Partnership property sale                             575                       -
       Distributions received from Local Limited Partnerships                             37                       -
                                                                          -------------------    --------------------

       Cash provided by investing activities                                             612                       -
                                                                          -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from note receivable                                                     105                       -
       Repayment of loan payable - affiliate                                            (289)                      -
                                                                          -------------------    --------------------

       Net cash used in financing activities                                            (184)                      -
                                                                          -------------------    --------------------

       Net increase (decrease) in cash and cash equivalents                              257                     (82)

Cash and cash equivalents, Beginning of Year                                             341                     423
                                                                          -------------------    --------------------

Cash and cash equivalents, End of Year                                    $              598     $               341
                                                                          ===================    ====================

Supplemental Disclosure of Cash Flow Information
       Cash paid for interest                                             $              132     $                 -
                                                                          ===================    ====================

                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

     Winthrop Residential Associates I, A Limited Partnership (the "Partnership") was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. At December 31, 2002, the Partnership has investments in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

     The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000. At December 31, 2002 and 2001 there were 25,595 limited partnership units issued and outstanding.

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (continued)
                                   -----------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Net Income (Loss) Per Limited Partnership Unit
     ----------------------------------------------

     Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by the 25,595 units outstanding.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (continued)
                                   -----------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Recently Issued Accounting Standards (Continued)

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (continued)
                                   -----------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Recently Issued Accounting Standards (Continued)

     The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's financial statements.

2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS
     -----------------------------------------------

     In accordance with the partnership agreement, profits and losses not arising from a sale and cash available for distribution from operations shall be allocated 5% to the general partners and 95% to the limited partners. Gains and distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then, in accordance with the partnership agreement. The general partner, however, is allocated at least 1% of the gain. Losses from a sale or refinancing are allocated 1% to the general partners and 99% to the limited partners. If there are no sale proceeds, gains from a sale are allocated 5% to the general partners and 95% to the limited partners.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (continued)
                                   -----------


3.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     One Winthrop Properties, Inc. (the "Managing General Partner") is a wholly owned subsidiary of First Winthrop Corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership.

     The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to a management fee for these services equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of
     (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. Coordinated Services, which is a related party for financial reporting purposes only, earned management fees of $4,000 and $0, for the years ended December 31, 2002 and 2001, respectively.

     The loan payable to an affiliate of the managing general partner which bore interest at prime plus 1% was repayable from cash flows generated by the Local Limited Partnerships and the proceeds of any sales of real estate owned by the Local Limited Partnerships. The outstanding principal balance and accrued interest on the loan which was $420,000 was repaid during 2002 from the proceeds received from a Local Limited Partnership property sale.

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
     -----------------------------------------

     In July 2002, the Local Limited Partnership, First Investment Limited Partnership - I, which owned the Copperfield Apartments, sold its property. The Partnership received proceeds from the property sale of $575,000 and recorded a gain from the property sale, for financial reporting purposes, of $575,000. In addition, the Partnership had a note receivable due from the general partner of this Local Limited Partnership in the principal amount of $105,000 plus $28,000 of accrued interest which was repaid to the Partnership when the property was sold.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (continued)
                                   -----------


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

     As of December 31, 2002, the Partnership has Limited Partnership equity interests in three Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

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

     The above Local Limited Partnerships have outstanding mortgages totaling $11,042,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     During 2002 and 2001, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 2002, the net cumulative operating deficit funded by the Partnership to the Local Limited Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital contributions. The remaining $138,000 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership.

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (continued)
                                   -----------


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                   December 31,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
ASSETS

Real estate, at cost:
  Land                                                     $       440    $       633
  Buildings, net of accumulated
     depreciation of $10,346 and $11,132 in
     2002 and 2001, respectively                                 2,139          4,374
  Cash and cash equivalents                                        157            300
  Other assets, net of accumulated amortization of
    $508 and $488 in 2002 and 2001, respectively
                                                                   598            787
                                                           -----------    -----------
  Total Assets                                             $     3,334    $     6,094
                                                           ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Notes payable                                            $       336            336
  Mortgage notes payable                                        11,042         12,089
  Accounts payable and accrued expenses                            406            431
                                                           -----------    -----------
  Total Liabilities                                             11,784         12,856
                                                           -----------    -----------
Partners' Deficit:
  Winthrop Residential Associates I                             (5,550)        (4,597)
  Other partners                                                (2,900)        (2,165)
                                                           -----------    -----------
                                                                (8,450)        (6,762)
                                                           -----------    -----------
Total Liabilities and Partners' Deficit                    $     3,334    $     6,094
                                                           ===========    ===========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (continued)
                                   -----------


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)
     -----------------------------------------------------

The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):


                                                                           YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                          2001               2000
                                                                     --------------     ---------------
Income:
     Rental income                                                   $        2,349     $         2,611
     Other income                                                               275                 267
                                                                     --------------     ---------------
         Total income                                                         2,624               2,878
                                                                     --------------     ---------------

Expenses:
     Interest                                                                   846                 828
     Depreciation and amortization                                              480                 489
     Taxes and insurance                                                        329                 295
     Other operating expenses                                                 1,677               1,418
                                                                     --------------     ---------------
         Total expenses                                                       3,332               3,030
                                                                     --------------     ---------------

Loss from continuing operations                                               (708)               (152)
                                                                     --------------     ---------------

Discontinued operations:
Loss from operations of sold property                                         (394)               (206)
Gain on sale of property                                                        662                  --
                                                                     --------------     ---------------
Income (loss) from discontinued operations                                      268               (206)
                                                                     --------------     ---------------

Net loss                                                             $        (440)     $         (358)
                                                                     =============      ==============

Loss from continuing operations allocated to Winthrop
     Residential Associates I                                        $        (463)     $         (169)
Income (loss) from discontinued operations allocated to
     Winthrop Residential Associates I                                          134               (103)
                                                                     --------------     ---------------

Net loss allocated to Winthrop Residential Associates I              $        (329)     $         (272)
                                                                     =============      ==============

(Loss) income from continuing operations allocated to
     other partners                                                  $        (245)     $            17
Income (loss) from discontinued operations allocated to
     other partners                                                             134               (103)
                                                                     --------------     ---------------

Net loss allocated to other partners                                 $        (111)     $          (86)
                                                                     =============      ==============

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (continued)
                                   -----------


5.   TAXABLE (LOSS) INCOME
     ---------------------

     The Partnership's taxable (loss) income differs from the net income (loss) for financial reporting purposes, as follows (in thousands):

                                                                                 2002                  2001
                                                                             ------------          ------------
     Net income (loss) for financial reporting purposes                      $        424          $       (199)

       Gain from Local Limited Partnership property sale                             (432)                    -

       Differences in equity in Local Limited Partnerships' income/loss for financial reporting and tax reporting purposes
                                                                                     (201)                2,674

       Income from Local Limited Partnerships cash distributions                      (37)                    -
                                                                             ------------          ------------
     Taxable (loss) income                                                   $       (246)         $      2,475
                                                                             ============          ============

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.
        --------------------------------------------------------------------

     There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2002 or 2001 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act.
        ---------------------------------------

     The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                         Position Held with the                 Has Served as a Director
Name                                    Managing General Partner                    or Officer Since
----                                    ------------------------                    ----------------
Michael L. Ashner                 Chief Executive Officer and Director                     1-96

Thomas C. Staples                 Chief Financial Officer                                  1-99

Peter Braverman                   Executive Vice President and Director                    1-96

Carolyn Tiffany                   Chief Operating Officer and Clerk                        10-95

     Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

     Thomas C. Staples, age 47, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA.

     Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

     Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

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

Item 10. Executive Compensation.
         -----------------------

     The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     (a) Security ownership of certain beneficial owners.
         ------------------------------------------------

     The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2003. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

     (b) Security ownership of management.
         ---------------------------------


     None of the officers, directors or general partners of the General Partner or their respective officers, directors or general partners owned any Units at March 1, 2003 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 100 Units and Winthrop Financial Associates, A Limited Partnership owns 5 Units (.60% in the aggregate).

     (c) Changes in control.
         -------------------

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the years ended December 31, 2002 and 2001.

Item 13. Controls and Procedures
         -----------------------

     The Managing General Partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

     However, the principal executive officer and principal financial officer rely on the audited financial statements of the Local Limited Partnerships in completing their evaluation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c). In connection with this evaluation, the principal executive officer and principal financial officer request that the general partners of the Local Limited Partnerships provide the Partnership with a Certification in substantially the form of the Certifications required as part of this report. The principal executive officer and principal financial officer have not received such Certifications from the general partner of First Investment Limited Partnership I, a Local Limited Partnership that sold its property during the year ended December 31, 2002.

Item 14. Exhibits and Reports on Form 8-K.
         ---------------------------------

(a) Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 28th day of March, 2003.

                                        WINTHROP RESIDENTIAL ASSOCIATES I,
                                        A LIMITED PARTNERSHIP

                                        By:  One Winthrop Properties, Inc.
                                             Managing General Partner


                                             By: /s/ Michael L. Ashner
                                                 -----------------------------
                                                 Michael Ashner
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature/Name                          Title                   Date
--------------                          -----                   ----

/s/ Michael L. Ashner         Chief Executive Officer       March 28, 2003
---------------------         and Director
Michael L. Ashner


/s/ Thomas Staples            Chief Financial Officer       March 28, 2003
--------------------
Thomas Staples

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002
                          -----------------------------

                                 CERTIFICATIONS

     I, Michael L. Ashner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Winthrop Residential Associates I, A Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                         /s/ Michael  L. Ashner
                                             ----------------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002
                          -----------------------------

                                 CERTIFICATIONS

     I, Thomas Staples, certify that:

1. I have reviewed this annual report on Form 10-KSB of Winthrop Residential Associates I, A Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003                       /s/ Thomas Staples
                                             ------------------
                                             Thomas Staples
                                             Chief Financial Officer

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

99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

99.2 Supplementary information required pursuant to Section 9.4 of the Partnership Agreement.