Form 10QSB
period 2003-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2003-05-15
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership (Exact name of small business issuer as specified in its charter)

          Maryland                                     04-2720493
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


7 Bulfinch Place, Suite 500, Boston, MA                   02114-9507
---------------------------------------                  ------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code      (617) 570-4600
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


                                     1 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2003

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                          MARCH 31, 2003        DECEMBER 31,
                                                           (UNAUDITED)             2002
                                                         --------------        ------------
Assets

Cash and cash equivalents                                  $   568              $   598
                                                           -------              -------

       Total Assets                                        $   568              $   598
                                                           =======              =======

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                           $     9              $    11
                                                           -------              -------

       Total Liabilities                                         9                   11
                                                           -------              -------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                       1,649                1,676
General Partners' deficit                                   (1,090)              (1,089)
                                                           -------              -------

       Total Partners' Capital                                 559                  587
                                                           -------              -------

       Total Liabilities and Partners' Capital             $   568              $   598
                                                           =======              =======


                       See notes to financial statements.


                                     2 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                               FOR THE THREE MONTHS ENDED
                                                                MARCH 31,      MARCH 31,
                                                                  2003          2002
                                                                --------       --------
Income:

Income from Local Limited Partnership
  cash distributions                                            $      4       $     37
Equity in loss of Local Limited Partnership                         --              (21)
Interest                                                               1              3
                                                                --------       --------

       Total income                                                    5             19
                                                                --------       --------

Expenses:

Interest                                                            --                4
Management fees                                                     --                4
General and administrative                                            33             26
                                                                --------       --------

       Total expenses                                                 33             34
                                                                --------       --------

Net loss                                                        $    (28)      $    (15)
                                                                ========       ========

Net loss allocated to General Partners                          $     (1)      $     (1)
                                                                ========       ========

Net loss allocated to Limited Partners                          $    (27)      $    (14)
                                                                ========       ========

Net loss per Unit of Limited Partnership Interest               $  (1.05)      $  (0.55)
                                                                ========       ========

                       See notes to financial statements.


                                     3 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                  Units of
                                   Limited         Limited            General         Total
                                 Partnership      Partners'          Partners'       Partners'
                                   Interest        Capital            Deficit        Capital
                                 -----------      ---------          ---------       ---------
Balance - January 1, 2003          25,595          $ 1,676           $(1,089)          $ 587

     Net loss                        --                (27)               (1)            (28)
                                   ------          -------           -------           -----

Balance - March 31, 2003           25,595          $ 1,649           $(1,090)          $ 559
                                   ======          =======           =======           =====

                       See notes to financial statements.


                                    4 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                        FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,       MARCH 31,
                                                                           2003             2002
                                                                         -------           -------
Cash Flows From Operating Activities:

Net loss                                                                 $   (28)          $   (15)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Equity in loss of Local Limited Partnership                          --                  21
       Income from Local Limited Partnership cash distributions               (4)              (37)
Changes in assets and liabilities:
       Increase in accrued interest receivable                              --                  (2)
       Decrease in accrued expenses                                           (2)               (2)
       Increase in accrued interest payable                                 --                   4
                                                                         -------           -------

       Net cash used in operating activities                                 (34)              (31)
                                                                         -------           -------

Cash flows from Investing Activities:
       Distributions received from Local Limited Partnerships                  4                37
                                                                         -------           -------
       Cash provided by investing activities                                   4                37
                                                                         -------           -------

Net (decrease) increase in cash and cash equivalents                         (30)                6

Cash and cash equivalents, beginning of period                               598               341
                                                                         -------           -------

Cash and cash equivalents, end of period                                 $   568           $   347
                                                                         =======           =======

                       See notes to financial statements.


                                    5 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


                                     6 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

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

           Liquidity and Capital Resources

           As of March 31, 2003, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

           The level of liquidity based on cash and cash equivalents experienced a $30,000 decrease for the three months ended March 31, 2003, as compared to December 31, 2002. The Partnership's $34,000 of net cash used in operating activities was partially offset by $4,000 of distributions received from a Local Limited Partnership (investing activities). At March 31, 2003, the Partnership had $568,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

           The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses and to make capital contributions to any of the Local Limited Partnerships which the managing general partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans. The Partnership did not make cash distributions to its partners during the three months ended March 31, 2003.

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

                                     7 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Results of Operations

           The Partnership's net loss increased by $13,000 to a net loss of $28,000 for the three months ended March 31, 2003, as compared to a net loss of $15,000 for the comparable period in 2002, due to a decrease in income of $14,000 which was partially offset by a decrease in expenses of $1,000.

           Income decreased due to a $33,000 decrease in cash distributions received from Local Limited Partnerships and a decrease in interest income of $2,000. These decreases were partially offset by a loss from a Local Limited Partnership in the amount of $21,000 which was recorded for the three months ended March 31, 2002. The Partnership did not incur a comparable loss from a Local Limited Partnership for the three months ended March 31, 2003. Expenses decreased due to a decrease in management fees of $4,000 and a decrease in interest expense of $4,000 which were substantially offset by an increase in general and administrative expenses of $7,000.

           Recently Issued Accounting Standards

           In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board Opinion No.
           30. This statement had no effect on the Partnership's financial statements.

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Partnership's financial statements.

           In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Partnership's financial statements.

                                    8 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards (Continued)

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this interpretation will have an impact on the Partnership's financial statements.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

           Quantitative and Qualitative Disclosures of Market Risk

           The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 3.    CONTROLS AND PROCEDURES

           The Partnership's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


                                    9 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

                  99.1     Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

                  99.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2003.


                                    10 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

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


                                       WINTHROP RESIDENTIAL ASSOCIATES I,
                                       A LIMITED PARTNERSHIP

                                       BY:    ONE WINTHROP PROPERTIES, INC.
                                              Managing General Partner




                                              BY:    /s/ Michael L. Ashner
                                                     -------------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer



                                              BY:    /s/ Thomas C. Staples
                                                     -------------------------
                                                     Thomas C. Staples
                                                     Chief Financial Officer

                                                     Dated: May 14, 2003


                                    11 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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


                                    12 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003                   /s/ Michael L. Ashner
                                       -------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer


                                    13 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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


                                    14 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003                   /s/ Thomas C. Staples
                                       ---------------------------------
                                       Thomas C. Staples
                                       Chief Financial Officer


                                    15 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

Exhibit Index


         Exhibit                                                        Page No.

         99.1     Supplementary Information Required Pursuant to
                  Section 9.4 of the Partnership Agreement.               17

         99.2     Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.                             18


                                    16 of 18