Form 10QSB
period 2003-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2003-08-14
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Maryland                                     04-2720493
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
---------------------------------------           ---------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code   (617) 570-4600
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




                                    1 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS
(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                 JUNE 30, 2003              DECEMBER 31,
                                                                                  (UNAUDITED)                  2002
                                                                              ---------------------    ---------------------
Assets
------

Cash and cash equivalents                                                     $                510     $                598
                                                                              ---------------------    ---------------------
       Total Assets                                                           $                510     $                598
                                                                              =====================    =====================
Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accrued expenses                                                              $                  6     $                 11
                                                                              ---------------------    ---------------------
       Total Liabilities                                                                         6                       11
                                                                              ---------------------    ---------------------
Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest, $1,000
       stated value per unit; 25,676 units authorized;
       25,595 units issued and outstanding                                                   1,596                    1,676
General Partners' deficit                                                                   (1,092)                  (1,089)
                                                                              ---------------------    ---------------------
       Total Partners' Capital                                                                 504                      587
                                                                              ---------------------    ---------------------
       Total Liabilities and Partners' Capital                                $                510     $                598
                                                                              =====================    =====================


                       See notes to financial statements.



                                    2 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                            FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                             JUNE 30,          JUNE 30,            JUNE 30,          JUNE 30,
                                                               2003              2002                2003              2002
                                                         ----------------  ----------------    ----------------  ----------------
Income:

     Income from Local Limited Partnership
       cash distributions                                $             -   $             -      $            4   $            37
     Equity in loss of Local Limited Partnership                       -               (16)                  -               (37)
     Interest                                                          1                 4                   2                 7
     Other income                                                      -                12                   -                12
                                                         ----------------  ----------------    ----------------  ----------------
         Total  income                                                 1                 -                   6                19
                                                         ----------------  ----------------    ----------------  ----------------
Expenses:

     Interest                                                          -                 4                   -                 8
     Management fees                                                   -                 -                   -                 4
     General and administrative                                       32                25                  65                51
                                                         ----------------  ----------------    ----------------  ----------------
         Total expenses                                               32                29                  65                63
                                                         ----------------  ----------------    ----------------  ----------------
Net loss                                                  $          (31)   $          (29)     $          (59)  $           (44)
                                                         ================  ================    ================  ================
Net loss allocated to General Partners                    $           (2)   $           (1)     $           (3)  $            (2)
                                                         ================  ================    ================  ================
Net loss allocated to Limited Partners                    $          (29)   $          (28)     $          (56)  $           (42)
                                                         ================  ================    ================  ================
Net loss per Unit of Limited
   Partnership Interest                                   $        (1.14)   $        (1.09)     $        (2.19)  $         (1.64)
                                                         ================  ================    ================  ================
Distributions per Unit of Limited
   Partnership Interest                                   $         0.94    $            -      $         0.94   $             -
                                                         ================  ================    ================  ================


                       See notes to financial statements.




                                    3 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                         UNITS OF
                                                         LIMITED            LIMITED            GENERAL             TOTAL
                                                       PARTNERSHIP         PARTNERS'          PARTNERS'          PARTNERS'
                                                         INTEREST           CAPITAL            DEFICIT           CAPITAL
                                                     -----------------  -----------------  ----------------  ----------------
Balance - January 1, 2003                                      25,595   $          1,676   $        (1,089)  $           587

     Net loss                                                       -                (56)               (3)              (59)
     Distributions                                                  -                (24)                -               (24)
                                                     -----------------  -----------------  ----------------  ----------------
Balance - June 30, 2003                                        25,595   $          1,596   $        (1,092)  $           504
                                                     =================  =================  ================  ================




                       See notes to financial statements.


                                    4 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,                 JUNE 30,
                                                                                      2003                     2002
                                                                              ---------------------    ---------------------
Cash Flows From Operating Activities:

Net loss                                                                      $                (59)    $                (44)
Adjustments to reconcile net loss to net cash
  used in operating activities:
       Equity in loss of Local Limited Partnership                                               -                       37
       Income from Local Limited Partnership cash distributions                                 (4)                     (37)
Changes in assets and liabilities:
       Increase in accrued interest receivable                                                   -                       (4)
       Decrease in accrued expenses                                                             (5)                      (4)
       Increase in accrued interest payable                                                      -                        8
                                                                              ---------------------    ---------------------
       Net cash used in operating activities                                                   (68)                     (44)
                                                                              ---------------------    ---------------------
Cash Flows From Investing Activities:

Distributions received from Local Limited Partnership                                            4                       37
                                                                              ---------------------    ---------------------
       Cash provided by investing activities                                                     4                       37
                                                                              ---------------------    ---------------------
Cash Flows From Financing Activities:

Distributions to partners                                                                      (24)                       -
                                                                              ---------------------    ---------------------
         Cash used in financing activities                                                     (24)                       -
                                                                              ---------------------    ---------------------
Net decrease in cash and cash equivalents                                                      (88)                      (7)

Cash and cash equivalents, beginning of period                                                 598                      341
                                                                              ---------------------    ---------------------
Cash and cash equivalents, end of period                                      $                510     $                334
                                                                              =====================    =====================




                       See notes to financial statements.



                                    5 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

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

       The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.



                                    6 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------



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

         Liquidity and Capital Resources
         -------------------------------

         As of June 30, 2003, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

         The level of liquidity based on cash and cash equivalents experienced an $88,000 decrease for the six months ended June 30, 2003, as compared to December 31, 2002. The Partnership's $68,000 of net cash used in operating activities and $24,000 of distributions to partners (financing activity) was partially offset by $4,000 of distributions received from a Local Limited Partnership (investing activity). At June 30, 2003, the Partnership had $510,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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




                                    7 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
         ---------------------------------------------------------------------

         Results of Operations
         ---------------------

         The Partnership's net loss increased by $15,000 to a net loss of $59,000 for the six months ended June 30, 2003, as compared to a net loss of $44,000 for the comparable period in 2002, due to a decrease in income of $13,000 and an increase in expenses of $2,000.

         Income decreased due to a $33,000 decrease in cash distributions received from Local Limited Partnerships, a decrease in interest income of $5,000 and a decrease in other income of $12,000. These decreases were partially offset by a loss from a Local Limited Partnership in the amount of $37,000 which was recorded for the six months ended June 30, 2002. The Partnership did not incur a comparable loss from a Local Limited Partnership for the six months ended June 30, 2003. Expenses increased due to an increase in general and administrative expenses of $14,000 which were substantially offset by a decrease in interest expenses of $8,000 and a decrease in management fees of $4,000.

         Recently Issued Accounting Standards
         ------------------------------------

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



                                    8 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope,


                                    9 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
         ---------------------------------------------------------------------

         Recently Issued Accounting Standards (Continued)
         ------------------------------------------------

         SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

         Quantitative and Qualitative Disclosures of Market Risk
         -------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

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




                                    10 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a)  Exhibits:

              31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.1 Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.


         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended June 30, 2003.












                                    11 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


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





                                              WINTHROP RESIDENTIAL ASSOCIATES I,
                                              ----------------------------------
                                              A LIMITED PARTNERSHIP
                                              ---------------------

                                              BY: ONE WINTHROP PROPERTIES, INC.
                                                  Managing General Partner




                                                  BY: /s/ Michael L. Ashner
                                                      --------------------------
                                                      Michael L. Ashner
                                                      Chief Executive Officer



                                                  BY: /s/ Thomas C. Staples
                                                      --------------------------
                                                      Thomas C. Staples
                                                      Chief Financial Officer

                                                      Dated: August 14, 2003




                                    12 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


Exhibit Index

         Exhibit                                                                                 Page No.
                                                                                                 --------
         31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      14 - 17

         32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.         18

         99.1     Supplementary Information Required Pursuant to Section 9.4
                  of the Partnership Agreement.                                                    19




                                    13 of 19