Form 10QSB
period 2003-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2003-11-14
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


                         Commission file number 0-10272
                                                -------

            Winthrop Residential Associates I, A Limited Partnership
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Maryland                                     04-2720493
-----------------------------------         -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


7 Bulfinch Place, Suite 500, Boston, MA                   02114-9507
---------------------------------------        --------------------------------
(Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code        (617) 570-4600
                                                   ----------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----




                                    1 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS


(IN THOUSANDS, EXCEPT UNIT DATA)                          SEPTEMBER 30,
                                                              2003         DECEMBER 31,
                                                           (UNAUDITED)        2002
                                                          -------------    ------------
Assets

Cash and cash equivalents                                  $      482       $      598
                                                           ----------       ----------

       Total Assets                                        $      482       $      598
                                                           ==========       ==========

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                           $        8       $       11
                                                           ----------       ----------

       Total Liabilities                                            8               11
                                                           ----------       ----------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit;
       25,676 units authorized; 25,595 units issued
       and outstanding                                          1,567            1,676
General Partners' deficit                                      (1,093)          (1,089)
                                                           ----------       ----------

       Total Partners' Capital                                    474              587
                                                           ----------       ----------

       Total Liabilities and Partners' Capital             $      482       $      598
                                                           ==========     ==========




                       See notes to financial statements.

                                     2 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                              FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,
                                                                2003             2002                 2003              2002
                                                            -------------    -------------        -------------     -------------
Income:

     Income from Local Limited Partnership
       cash distributions                                    $       -        $        -            $      4         $       37
     Gain from Local Limited Partnership
       property sale                                                 -               506                   -                506
     Equity in loss of Local Limited
       Partnership                                                   -               (25)                  -                (62)
     Interest                                                        2                 3                   4                 10
     Other income                                                    -                 -                   -                 12
                                                             ----------       -----------          ----------        -----------

         Total  income                                               2               484                   8                503
                                                             ----------       -----------          ----------        -----------

Expenses:

     Interest                                                        -                 4                   -                 12
     Management fees                                                 -                 -                   -                  4
     General and administrative                                     32                24                  97                 75
                                                             ----------       -----------          ----------        -----------

         Total expenses                                             32                28                  97                 91
                                                             ----------       -----------          ----------        -----------

Net (loss) income                                             $    (30)        $     456            $    (89)        $      412
                                                             ==========       ===========          ==========        ===========

Net (loss) income allocated to General Partners               $     (1)        $      23            $     (4)        $       21
                                                             ==========       ===========          ==========        ===========

Net (loss) income allocated to Limited Partners               $    (29)        $     433            $    (85)        $      391
                                                             ==========       ===========          ==========        ===========

Net (loss) income per Unit of Limited
   Partnership Interest                                      $   (1.13)       $    16.92            $  (3.32)        $    15.28
                                                             ==========       ===========          ==========        ===========

Distributions per Unit of Limited
   Partnership Interest                                      $       -        $        -            $   0.94         $        -
                                                             ==========       ===========          ==========        ===========


                       See notes to financial statements.

                                     3 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


                                                     UNITS OF
                                                      LIMITED            LIMITED            GENERAL             TOTAL
                                                    PARTNERSHIP          PARTNERS'          PARTNERS'          PARTNERS'
                                                     INTEREST             CAPITAL            DEFICIT           CAPITAL
                                                   -------------       ------------        -----------        ----------
Balance - January 1, 2003                               25,595          $    1,676         $  (1,089)         $    587

Net loss                                                     -                 (85)               (4)              (89)

Distributions                                                -                 (24)                -               (24)
                                                    -----------         -----------        ----------         ---------

Balance - September 30, 2003                            25,595          $    1,567         $  (1,093)         $    474
                                                    ===========         ===========        ==========         =========















                       See notes to financial statements.

                                     4 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                              FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                                               2003               2002
                                                                          -------------       -------------
Cash Flows From Operating Activities:

Net (loss) income                                                           $     (89)          $    412
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
      Gain from Local Limited Partnership property sale                             -               (506)
      Equity in loss of Local Limited Partnership                                   -                 62
      Income from Local Limited Partnership cash distributions                     (4)               (37)
Changes in assets and liabilities:
      Decrease in accrued interest receivable                                       -                 28
      Decrease in accrued expenses                                                 (3)                (2)
      Increase in accrued interest payable                                          -                 12
                                                                            ---------           --------

      Net cash used in operating activities                                       (96)               (31)
                                                                            ---------           --------

Cash Flows From Investing Activities:

Proceeds from Local Limited Partnership property sale                               -                550
Distributions received from Local Limited Partnership                               4                 37
                                                                            ---------           --------

      Cash provided by investing activities                                         4                587
                                                                            ---------           --------

Cash Flows From Financing Activities:

Proceeds from note receivable                                                       -                105
Distributions to partners                                                         (24)                 -
                                                                            ---------           --------

      Cash (used in) provided by financing activities                             (24)               105
                                                                            ---------           --------

Net (decrease) increase in cash and cash equivalents                             (116)               661

Cash and cash equivalents, beginning of period                                    598                341
                                                                            ---------           --------

Cash and cash equivalents, end of period                                    $     482           $  1,002
                                                                            =========           ========


                       See notes to financial statements.

                                     5 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

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

         The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.














                                     6 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------



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


              Liquidity and Capital Resources

              As of September 30, 2003, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

              The level of liquidity based on cash and cash equivalents experienced an $116,000 decrease for the nine months ended September 30, 2003, as compared to December 31, 2002. The Partnership's $96,000 of net cash used in operating activities and $24,000 of distributions to partners (financing activity) was partially offset by $4,000 of distributions received from a Local Limited Partnership (investing activity). At September 30, 2003, the Partnership had $482,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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



                                     7 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          Results of Operations

          The Partnership's net income decreased by $501,000 to a net loss of $89,000 for the nine months ended September 30, 2003, as compared to net income of $412,000 for the comparable period in 2002, due to a decrease in income of $495,000 and an increase in expenses of $6,000.

          Income decreased due to a $33,000 decrease in cash distributions received from Local Limited Partnerships, a decrease in interest income of $6,000 and a decrease in other income of $12,000. Income also decreased due to a gain from a Local Limited Partnership property sale during the nine months ended September 30, 2002. The Partnership did not have a comparable gain from a Local Limited Partnership property sale during the nine months ended September 30, 2003. These decreases were partially offset by a loss from a Local Limited Partnership in the amount of $62,000 which was recorded for the nine months ended September 30, 2002. The Partnership did not incur a comparable loss from a Local Limited Partnership for the nine months ended September 30, 2003. Expenses increased due to an increase in various general and administrative expenses of $22,000 which were substantially offset by a decrease in interest expense of $12,000 and a decrease in management fees of $4,000.


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


                                     8 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


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

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Partnership's financial statements.

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

                                     9 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          Recently Issued Accounting Standards (Continued)

          SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's financial statements.


          Quantitative and Qualitative Disclosures of Market Risk

          The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.


ITEM 3.   CONTROLS AND PROCEDURES

          The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

          There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.







                                    10 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits:

                 Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


          (b)    Reports on Form 8-K:

                 No reports on Form 8-K were filed during the three months ended September 30, 2003.

















                                    11 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------



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





                                           WINTHROP RESIDENTIAL ASSOCIATES I,
                                           A LIMITED PARTNERSHIP

                                           BY: ONE WINTHROP PROPERTIES, INC.
                                               Managing General Partner




                                               BY: /s/ Michael L. Ashner
                                                   --------------------------
                                                   Michael L. Ashner
                                                   Chief Executive Officer



                                               BY: /s/ Thomas C. Staples
                                                   --------------------------
                                                   Thomas C. Staples
                                                   Chief Financial Officer

                                                   Dated: November 12, 2003











                                    12 of 19

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


Exhibit Index


         Exhibit                                                      Page No.
         -------                                                      --------

         31.1       Chief Executive Officer's Certification,
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.                        14 - 15

         31.2       Chief Financial Officer's Certification,
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.                        16 - 17

         32         Certification of Chief Executive Officer
                    and Chief Financial Officer, pursuant to
                    18 U.S.C. Section 1350, as adopted
                    pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.                          18

         99.1       Supplementary Information Required
                    Pursuant to Section 9.4 of the Partnership
                    Agreement.                                           19
















                                    13 of 19