Form 10KSB
period 2003-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2004-03-29
CIK 350903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2003             Commission File Number  0-10272
                   -----------------                                     -------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



         Maryland                                                     04-2720493
-------------------------                                  ---------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts          02114
-----------------------------------------------------------------        -------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $9,000.

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

         The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes originally subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. At December 31, 2003, the Partnership retained an interest in three Local Limited Partnerships.

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

Property Matters

         Copperfield Apartments. The Partnership sold a portion of its interest in First Investment Limited Partnership 1 ("First Investment"), the local limited partnership which owned Copperfield Apartments, to the general partner of First Investment. The Partnership owned a 50% interest in First Investment. The sales price of $175,000 was paid with a promissory note which was scheduled to mature on December 31, 2008, and was secured by the purchaser's interest in First Investment (the "Copperfield Note"). The Copperfield Note accrued interest at 8% per annum. As specified in the Copperfield Note, one half of the general partner's future distributions from First Investment were required to be applied to the Copperfield Note. During September 1998, $70,000 of the principal balance and $5,000 of accrued interest was paid resulting in an outstanding balance on the Copperfield Note at December 31, 2001 of $133,000 of principal and accrued interest. During 1997, the Partnership recorded a $762,000 write-down of its investment in Copperfield Apartments to its net realizable value.

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

Item 2.  Description of Properties.

         The following table sets forth certain information regarding the properties owned by the three Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 1, 2004:

                                                             Date of
Property Name                         Location            Acquisition(1)     Number of Units
-------------                         --------            --------------     ---------------
Lynnwood Park Apartments              Raleigh, NC             9/28/81              152
Stonegate Apartments                  Holland, MI             8/04/81              156
College Green Apartments              Wilmington, NC          11/30/81             138


(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties:

                                                                                                     Principal
                               Principal                                                              Balance
                               Balance at        Interest          Period           Maturity          Due at
Property                   December 31, 2003       Rate           Amortized           Date           Maturity
--------                   -----------------     --------         ---------         --------         --------
Lynnwood                       $3,904,000          6.74%          20 years          7/1/2019            (1)
Stonegate                      $4,337,000          7.5%           40 years         12/1/2022            (1)
College Green                  $2,512,000          7.5%           40 years          3/1/2023            (1)


(1)      Self-amortizing loan.

         The following table sets forth the Partnership's limited partnership ownership interest in each of the Local Limited Partnerships:

      Local Limited Partnership                          Ownership Interest
      -------------------------                          ------------------
      Lynndale Apartments, Ltd.                                     50%
      Stonegate Apartments Limited Partnership                      93%
      College Green Limited Partnership                             95%

         As of March 1, 2004, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

         The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:

                                                               Average Monthly
                                    Average Monthly                Rental
                                     Occupancy Rate             Rate per Unit
                                   ------------------         -----------------
Property                           2003          2002         2003         2002
--------                           ----          ----         ----         ----
Lynnwood Park                       92%           87%         $501         $599
Stonegate                           88%           90%         $579         $569
College Green                       89%           86%         $527         $527


         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2003 (in thousands):

                        Gross                                                           Federal
                       Carrying         Accumulated                                       Tax
Property                Value           Depreciation        Rate           Method        Basis
--------               --------         ------------        ----           ------       -------
Lynnwood Park           $4,439             $3,736            5-25 yrs.      S/L          $189
Stonegate               $4,802             $4,093            5-25 yrs.      S/L          $197
College Green           $3,684             $2,985           10-25 yrs.      S/L          $162


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

         As of March 1, 2004, there were 2,657 holders of Units holding 25,585 units.

         The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 2003 or 2002. The Partnership recorded a distribution in 2003 of $24,000 the proceeds of which were used primarily to pay withholding taxes to the State of South Carolina.

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

Liquidity and Capital Resources

         As of December 31, 2003, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

         The level of liquidity based on cash and cash equivalents experienced a $136,000 decrease for the year ended December 31, 2003, as compared to December 31, 2002. The Partnership's $116,000 of net cash used in operating activities and $24,000 of distributions to partners (financing activity) was partially offset by $4,000 of distributions received from a Local Limited Partnership (investing activity). At December 31, 2003, the Partnership had $462,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

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

         None of the recently issued accounting standards had any effect on the Partnership's financial statements.

Results of Operations

         The Partnership's net loss was $114,000 for the year ended December 31, 2003, as compared to net income of $424,000 for the year ended December 31, 2002. The decrease was the result of a decrease in income of $533,000 and an increase in expenses of $5,000.

         Income decreased due to a $33,000 decrease in cash distributions received from Local Limited Partnerships, a decrease in interest income of $9,000 and a decrease in other income of $22,000. Income also decreased due to a gain from a Local Limited Partnership property sale of $575,000 during the year ended December 31, 2002. The Partnership did not have a comparable gain from a Local Limited Partnership property sale during the year ended December 31, 2003. These decreases were partially offset by a loss from a Local Limited Partnership in the amount of $106,000 which was recorded for the year ended December 31, 2002. The Partnership did not incur a comparable loss from a Local Limited Partnership for the year ended December 31, 2003. Expenses increased due to an increase in various general and administrative expenses of $25,000 which were substantially offset by a decrease in interest expense of $16,000 and a decrease in management fees of $4,000.

Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 7.  FINANCIAL STATEMENTS



            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 and 2002


                                      INDEX




                                                                            Page
                                                                            ----
Independent Auditors' Report.................................................11

Financial Statements:

Balance Sheets as of December 31, 2003 and 2002..............................12

Statements of Operations for the Years Ended
     December 31, 2003 and 2002..............................................13

Statements of Partners' Capital for the Years Ended
     December 31, 2003 and 2002..............................................14

Statements of Cash Flows for the Years Ended
     December 31, 2003 and 2002..............................................15

Notes to Financial Statements................................................16

                          Independent Auditors' Report



To the Partners
Winthrop Residential Associates I, A Limited Partnership

We have audited the accompanying balance sheets of Winthrop Residential Associates I, A Limited Partnership (a Maryland limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note
1). Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, A Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
February 27, 2004

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                              DECEMBER 31,
                                                          ----------------------
                                                            2003          2002
                                                          -------       --------
ASSETS
Cash and cash equivalents                                 $   462       $    598
                                                          -------       --------
       Total Assets                                       $   462       $    598
                                                          =======       ========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accrued expenses                                          $    13       $     11
                                                          -------       --------
Partners' Capital:
Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                      1,544          1,676
General Partners' deficit                                  (1,095)        (1,089)
                                                          -------       --------
       Total Partners' Capital                                449            587
                                                          -------       --------
       Total Liabilities and Partners' Capital            $   462       $    598
                                                          =======       ========

                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                      YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                   2003                     2002
                                                                ---------                ----------
Income:
Income from Local Limited Partnership cash distributions        $       4                $       37
Gain from Local Limited Partnership property sale                       -                       575
Equity in loss of Local Limited Partnership                             -                      (106)
Interest                                                                5                        14
Other income                                                            -                        22
                                                                ---------                ----------
       Total Income                                                     9                       542
                                                                ---------                ----------
Expenses:
Interest                                                                -                        16
Management fees                                                         -                         4
General and administrative                                            123                        98
                                                                ---------                ----------
       Total Expenses                                                 123                       118
                                                                ---------                ----------
Net (Loss) Income                                               $    (114)               $      424
                                                                =========                ==========
Net (Loss) Income allocated to General Partners                 $      (6)               $       21
                                                                =========                ==========
Net (Loss) Income allocated to Limited Partners                 $    (108)               $      403
                                                                =========                ==========
Net (Loss) Income per Unit of Limited Partnership Interest      $   (4.22)               $    15.75
                                                                =========                ==========
Distributions per Unit of Limited  Partnership Interest         $    0.94                $        -
                                                                =========                ==========


                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                        (In Thousands, Except Unit Data)

                                       Units of
                                       Limited             General              Limited               Total
                                     Partnership          Partners'            Partners'            Partners'
                                       Interest            Deficit              Capital              Capital
                                   -----------------   -----------------    -----------------    -----------------
Balance - January 1, 2002                    25,595    $         (1,110)    $          1,273     $            163
     Net Income                                   -                  21                  403                  424
                                   -----------------   -----------------    -----------------    -----------------

Balance - December 31, 2002                  25,595              (1,089)               1,676                  587
     Net Loss                                     -                  (6)                (108)                (114)
     Distributions                                -                   -                  (24)                 (24)
                                   -----------------   -----------------    -----------------    -----------------
Balance - December 31, 2003                  25,595    $         (1,095)    $          1,544     $            449
                                   =================   =================    =================    =================



                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                                  2003                   2002
                                                                          -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                         $             (114)    $               424
Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Income from Local Limited Partnership cash distributions                           (4)                    (37)
       Gain from Local Limited Partnership property sale                                   -                    (575)
       Equity in loss of Local Limited Partnership                                         -                     106
Changes in assets and liabilities:
       Decrease in accrued interest receivable                                             -                      28
       Increase (decrease) in accrued expenses                                             2                      (1)
       Decrease in accrued interest payable                                                -                    (116)
                                                                          -------------------    --------------------
       Net cash used in operating activities                                            (116)                   (171)
                                                                          -------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Proceeds from Local Limited Partnership property sale                               -                     575
       Distributions received from Local Limited Partnerships                              4                      37
                                                                          -------------------    --------------------
       Cash provided by investing activities                                               4                     612
                                                                          -------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Distributions to partners                                                         (24)                      -
       Proceeds from note receivable                                                       -                     105
       Repayment of loan payable - affiliate                                               -                    (289)
                                                                          -------------------    --------------------
       Net cash used in financing activities                                             (24)                   (184)
                                                                          -------------------    --------------------
       Net (decrease) increase in cash and cash equivalents                             (136)                    257

Cash and cash equivalents, Beginning of Year                                             598                     341
                                                                          -------------------    --------------------
Cash and cash equivalents, End of Year                                    $              462     $               598
                                                                          ===================    ====================
Supplemental Disclosure of Cash Flow Information
       Cash paid for interest                                             $                -     $               132
                                                                          ===================    ====================


                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Residential Associates I, A Limited Partnership (the "Partnership") was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. At December 31, 2003, the Partnership has investments in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

     The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000. At December 31, 2003 and 2002 there were 25,595 limited partnership units issued and outstanding.

     The "Managing General Partner" of the Partnership is One Winthrop Properties, Inc.

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Income (Loss) Per Limited Partnership Unit

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

     Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Standards (Continued)

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's financial statements.

2.   ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

     In accordance with the partnership agreement, profits and losses not arising from (i) a sale or refinancing; and (ii) cash available for distribution from operations, are allocated 5% to the general partners and 95% to the limited partners. Gains and distributions of proceeds arising from a sale or refinancing are allocated first to the limited partners to the extent of their Adjusted Capital Contribution (as defined) and then, in accordance with the partnership agreement. The general partner, however, is allocated at least 1% of the gain. Losses from a sale or refinancing are allocated 1% to the general partners and 99% to the limited partners. If there are no sale proceeds, gains from a sale are allocated 5% to the general partners and 95% to the limited partners.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

3.   TRANSACTIONS WITH RELATED PARTIES

     The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to a management fee for these services equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of
     (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. Coordinated Services, which is a related party for financial reporting purposes only, earned management fees of $4,000 for the year ended December 31, 2002. There were no management fees earned for the year ended December 31, 2003.

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     As of December 31, 2003, the Partnership has Limited Partnership equity interests in three Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

                         Local Limited Partnership                                   Percentage Ownership
      -----------------------------------------------------------------------    ----------------------------
      Lynndale Apartments, Ltd. (Lynwood Park Apartments)                                   50%
      Stonegate Apartments Limited Partnership (Stonegate Apartments)                       93%
      College Green Limited Partnership (College Green Apartments)                          95%


     The above Local Limited Partnerships have outstanding mortgages totaling $10,752,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

     During 2003 and 2002, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 2003, the net cumulative operating deficit funded by the Partnership to the Local Limited Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital contributions. The remaining $138,000 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                                            DECEMBER 31,
                                                             ---------------------------------------
                                                                  2003                   2002
                                                             -----------------       ---------------
  ASSETS

  Real estate, at cost:
     Land                                                     $           440        $           440
     Buildings, net of accumulated depreciation
        of $10,813 and $10,346 in 2003
        and 2002, respectively                                          1,672                  2,139
     Cash and cash equivalents                                            136                    157
     Other assets and deferred costs, net of
        accumulated amortization of $523 and
        $508 in 2003 and 2002, respectively                               523                    598
                                                              ---------------        ---------------
     Total Assets                                             $         2,771        $         3,334
                                                              ===============        ===============
  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
     Notes payable                                            $           336        $           336
     Mortgage notes payable                                            10,752                 11,042
     Accounts payable and accrued expenses                                424                    406
                                                              ---------------        ---------------
     Total Liabilities                                                 11,512                 11,784
                                                              ---------------        ---------------
  Partners' Deficit:
     Winthrop Residential Associates I                                 (5,781)                (5,550)
     Other partners                                                    (2,960)                (2,900)
                                                              ----------------       ----------------
                                                                       (8,741)                (8,450)
                                                              ----------------       ----------------
  Total Liabilities and Partners' Deficit                     $         2,771        $         3,334
                                                              ===============        ===============


            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)


4.   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

     The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                --------------------------------------
                                                                      2003                    2002
                                                                ----------------       ---------------
  Income:
     Rental income                                              $          2,601       $         2,349
     Other income                                                             85                   275
                                                                ----------------       ---------------
        Total income                                                       2,686                 2,624
                                                                ----------------       ---------------
  Expenses:
     Interest                                                                791                   846
     Depreciation and amortization                                           482                   480
     Taxes and insurance                                                     387                   329
     Other operating expenses                                              1,317                 1,677
                                                                ----------------       ---------------
        Total expenses                                                     2,977                 3,332
                                                                ----------------       ---------------
  Loss from continuing operations                                           (291)                 (708)
                                                                -----------------      ----------------
  Discontinued operations:
  Loss from operations of sold property                                        -                  (394)
  Gain on sale of property                                                     -                   662
                                                                ----------------       ---------------
  Income from discontinued operations                                          -                   268
                                                                ----------------       ---------------
  Net loss                                                      $           (291)      $          (440)
                                                                =================      ================
  Loss from continuing operations allocated to Winthrop         $           (231)      $          (463)
  Income from discontinued operations
     allocated to Winthrop                                                     -                   134
                                                                ----------------       ---------------
  Net loss allocated to Winthrop Residential Associates I       $           (231)      $          (329)
                                                                =================      ================
  Loss from continuing operations allocated to
     other partners                                             $            (60)      $          (245)
  Income from discontinued operations allocated to
     other partners                                                            -                   134
                                                                ----------------       ---------------
  Net loss allocated to other partners                          $            (60)      $          (111)
                                                                =================      ================

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)


5.   TAXABLE INCOME (LOSS)

     The Partnership's taxable income (loss) differs from the net (loss) income for financial reporting purposes, as follows (in thousands):

                                                                        2003              2002
                                                                    --------------   -------------
   Net (loss) income for financial reporting purposes               $        (114)   $        424

         Gain from Local Limited Partnership property sale                    -              (432)

         Differences in equity in Local Limited Partnerships'
         income/loss for financial reporting and tax reporting
         purposes                                                             123            (201)

         Income from Local Limited Partnerships
          cash distributions                                                   (4)            (37)
                                                                    --------------   -------------
   Taxable income (loss)                                            $           5    $       (246)
                                                                    ==============   =============

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2003 or 2002 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures.

         As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of
1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2004, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                  Position Held with the                    Has Served as a Director or
Name                             Managing General Partner                           Officer Since
----                             ------------------------                   ---------------------------
Michael L. Ashner           Chief Executive Officer and Director                        1-96

Thomas C. Staples           Chief Financial Officer                                     1-99

Peter Braverman             Executive Vice President and Director                       1-96

Carolyn Tiffany             Chief Operating Officer and Clerk                           10-95

         Mr. Ashner, age 51, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of each of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange and that are currently liquidating, and First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 46 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies:
Greate Bay Hotel and Casino Inc., a hotel and casino operator, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

         Mr. Braverman, age 52, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk as well as each of Shelbourne I, II, and III and First Union.. Mr. Braverman has also served as the Executive Vice President of AP-Fairfield GP, LLC since August 2001. Mr. Braverman also currently serves on the Board of Director of each of Shelbourne Properties I, II and III.

         Ms. Tiffany, age 37, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Vice President, Treasurer, Secretary and Chief Financial Officer of Shelbourne Properties I, II and III, and the Chief Operating Officer and Secretary of Newkirk and

First Union. In addition, Ms. Tiffany is the Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

         Mr. Staples, age 48, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk and is the Assistant Treasurer of Shelbourne Properties I, II and III. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

         The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2004. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)      Security ownership of management.

         None of the officers, directors or general partners of the General Partner or their respective officers, directors or general partners owned any Units at March 1, 2004 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 100 Units and Winthrop Financial Associates, A Limited Partnership owns 5 Units (.60% in the aggregate).

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

Item 12. Certain Relationships and Related Transactions.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the years ended December 31, 2003 and 2002.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None


Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the financial statements of the Partnership for 2004.

         Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $19,000 and $16,000 for the years ended December 31, 2003 and 2002, respectively.

         Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees services to the Partnership for the years ended December 31, 2003 and 2002.

         Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $15,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively.

         Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2003 and 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 29th day of March, 2004.

                                              WINTHROP RESIDENTIAL ASSOCIATES I,
                                              A LIMITED PARTNERSHIP

                                              By: One Winthrop Properties, Inc.
                                                  Managing General Partner


                                              By: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael Ashner
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature/Name                       Title                             Date
--------------                       -----                             ----

/s/ Michael L. Ashner         Chief Executive Officer         March 29, 2004
---------------------         and Director
Michael L. Ashner


/s/ Thomas Staples            Chief Financial Officer         March 29, 2004
--------------------
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

31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley                      31
         Act of 2002

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley                       35
         Act of 2002.

99       Supplementary information required pursuant to Section 9.4 of the                 36
         Partnership Agreement.