Form 10-Q
period 2004-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2004-05-14
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Maryland                                          04-2720493
----------------------------------------------------        --------------------
    (State or other jurisdiction of                           (I.R.S. Employer
       incorporation or organization)                        Identification No.)


7 Bulfinch Place, Suite 500, Boston, MA                          02114-9507
----------------------------------------------------        --------------------
(Address of principal executive office)                          (Zip Code)

    Registrant's telephone number, including area code         (617) 570-4600
                                                            --------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]


                                    1 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                             MARCH 31, 2004   DECEMBER 31,
                                                                               (UNAUDITED)       2003
                                                                             --------------   ------------
Assets

Cash and cash equivalents                                                     $        437    $        462
                                                                              ------------    ------------

       Total Assets                                                           $        437    $        462
                                                                              ============    ============

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                                              $          8    $         13
                                                                              ------------    ------------

       Total Liabilities                                                                 8              13
                                                                              ------------    ------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest, $1,000 stated value per unit;
       25,676 units authorized; 25,595 units issued
       and outstanding                                                               1,525           1,544
General Partners' deficit                                                           (1,096)         (1,095)
                                                                              ------------    ------------

       Total Partners' Capital                                                         429             449
                                                                              ------------    ------------

       Total Liabilities and Partners' Capital                                $        437    $        462
                                                                              ============    ============


                       See notes to financial statements.

                                    2 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


STATEMENTS OF OPERATIONS (UNAUDITED)


(IN THOUSANDS, EXCEPT UNIT DATA)

                                                     FOR THE THREE MONTHS ENDED
                                                     MARCH 31,       MARCH 31,
                                                       2004            2003
                                                    ------------    ------------
Income:

Income from Local Limited Partnership
  cash distributions                                $       --      $          4
Interest                                                       1               1
                                                    ------------    ------------

       Total income                                            1               5
                                                    ------------    ------------

Expenses:

General and administrative                                    21              33
                                                    ------------    ------------

       Total expenses                                         21              33
                                                    ------------    ------------

Net loss                                            $        (20)   $        (28)
                                                    ============    ============

Net loss allocated to General Partners              $         (1)   $         (1)
                                                    ============    ============

Net loss allocated to Limited Partners              $        (19)   $        (27)
                                                    ============    ============

Net loss per Unit of Limited Partnership Interest   $      (0.74)   $      (1.05)
                                                    ============    ============


                       See notes to financial statements.

                                    3 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004



STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)


(IN THOUSANDS, EXCEPT UNIT DATA)

                                  UNITS OF
                                  LIMITED      LIMITED        GENERAL        TOTAL
                                PARTNERSHIP   PARTNERS'      PARTNERS'     PARTNERS'
                                  INTEREST     CAPITAL        DEFICIT       CAPITAL
                                -----------   ----------    ----------    ----------
Balance - January 1, 2004            25,595   $    1,544    $   (1,095)   $      449

     Net loss                          --            (19)           (1)          (20)
                                 ----------   ----------    ----------    ----------

Balance - March 31, 2004             25,595   $    1,525    $   (1,096)   $      429
                                 ==========   ==========    ==========    ==========



                       See notes to financial statements.

                                    4 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                        FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,     MARCH 31,
                                                                            2004          2003
                                                                         ----------    ----------
Cash Flows From Operating Activities:

Net loss                                                                 $      (20)   $      (28)
Adjustments to reconcile net loss to cash used in
  operating activities:
       Income from Local Limited Partnership cash distributions                --              (4)
Changes in liabilities:
       Decrease in accrued expenses                                              (5)           (2)
                                                                         ----------    ----------

       Cash used in operating activities                                        (25)          (34)
                                                                         ----------    ----------

Cash flows from Investing Activities:
       Distributions received from Local Limited Partnerships                  --               4
                                                                         ----------    ----------
                                                                         ----------    ----------
       Cash provided by investing activities                                   --               4
                                                                         ----------    ----------

Net decrease in cash and cash equivalents                                       (25)          (30)

Cash and cash equivalents, beginning of period                                  462           598
                                                                         ----------    ----------

Cash and cash equivalents, end of period                                 $      437    $      568
                                                                         ==========    ==========



                       See notes to financial statements.

                                    5 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                          NOTES TO FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.




                                    6 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


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

              Liquidity and Capital Resources

              As of March 31, 2004, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

              The level of liquidity based on cash and cash equivalents experienced a $25,000 decrease for the three months ended March 31, 2004, as compared to December 31, 2003, as a result of $25,000 of cash used in operating activities. At March 31, 2004, the Partnership had $437,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

              The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay management fees, general and administrative expenses and to make capital contributions to any of the Local Limited Partnerships which the managing general partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans. The Partnership did not make cash distributions to its partners during the three months ended March 31, 2004.

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

                                    7 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Results of Operations

              The Partnership's net loss decreased by $8,000 to a net loss of $20,000 for the three months ended March 31, 2004, as compared to a net loss of $28,000 for the comparable period in 2003, due to a decrease in expenses of $12,000 which was partially offset by a decrease in income of $4,000.

              Income decreased due to a $4,000 decrease in cash distributions received from Local Limited Partnerships. Expenses decreased due to a decrease in various general and administrative expenses of $12,000.

              Quantitative and Qualitative Disclosures of Market Risk

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 3.       CONTROLS AND PROCEDURES

              The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

              There have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    8 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)    Exhibits:

                     Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

              (b)    Reports on Form 8-K:

                     No reports on Form 8-K were filed during the period ended March 31, 2004.


                                    9 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

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





                                             WINTHROP RESIDENTIAL ASSOCIATES I,
                                             A LIMITED PARTNERSHIP

                                             BY: ONE WINTHROP PROPERTIES, INC.
                                                 Managing General Partner




                                                 BY: /s/ Michael L. Ashner
                                                     ------------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer



                                                 BY: /s/ Thomas C. Staples
                                                     ------------------------
                                                     Thomas C. Staples
                                                     Chief Financial Officer

                                                     Dated: May 13, 2004



                                    10 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                                   SIGNATURES

EXHIBIT INDEX


    Exhibit                                                                                   Page No.
    -------                                                                                   --------

    31.1     Chief Executive Officer's Certification, pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.                                                      12 - 13

    31.2     Chief Financial Officer's Certification, pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.                                                      14 - 15

    32       Certification of Chief Executive Officer and Chief Financial Officer,
             pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002.                                                  16

    99       Supplementary Information Required Pursuant to Section 9.4 of the
             Partnership Agreement.                                                              17


                                    11 of 17