Form 10QSB
period 2004-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2004-08-13
CIK 350903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Maryland                              04-2720493
-----------------------------------------  -------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA               02114-9507
-----------------------------------------  -------------------------------------
 (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code         (617) 570-4600
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

                                     1 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                      JUNE 30, 2004         DECEMBER 31,
                                                       (Unaudited)             2003
                                                     --------------       --------------

Assets

Cash and cash equivalents                            $         416        $         462
                                                     --------------       --------------

       Total Assets                                  $         416        $         462
                                                     ==============       ==============

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                     $          10        $          13
                                                     --------------       --------------

       Total Liabilities                                        10                   13
                                                     --------------       --------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                       1,503                1,544
General Partners' deficit                                   (1,097)              (1,095)
                                                     --------------       --------------

       Total Partners' Capital                                 406                  449
                                                     --------------       --------------

       Total Liabilities and Partners' Capital       $         416        $         462
                                                     ==============       ==============

                        See notes to financial statements.

                                    2 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                  FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                  JUNE 30,           JUNE 30,            JUNE 30,          JUNE 30,
                                                    2004               2003                2004              2003
                                              ----------------   ----------------    ----------------  ---------------

Income:

     Income from Local Limited Partnership
       cash distributions                     $             -    $             -      $            -   $            4
     Interest                                               1                  1                   2                2
                                              ----------------   ----------------    ----------------  ---------------

         Total  income                                      1                  1                   2                6
                                              ----------------   ----------------    ----------------  ---------------
Expenses:

     General and administrative                            24                 32                  45               65
                                              ----------------   ----------------    ----------------  ---------------

         Total expenses                                    24                 32                  45               65
                                              ----------------   ----------------    ----------------  ---------------

Net loss                                      $           (23)   $           (31)     $          (43)  $          (59)
                                              ================   ================    ================  ===============

Net loss allocated to General Partners        $            (1)   $            (2)     $           (2)  $           (3)
                                              ================   ================    ================  ===============

Net loss allocated to Limited Partners        $           (22)   $           (29)     $          (41)  $          (56)
                                              ================   ================    ================  ===============

Net loss per Unit of Limited
   Partnership Interest                       $         (0.86)   $         (1.14)     $        (1.60)  $        (2.19)
                                              ================   ================    ================  ===============

Distributions per Unit of Limited
   Partnership Interest                       $             -    $          0.94      $            -   $         0.94
                                              ================   ================    ================  ===============

                        See notes to financial statements.

                                    3 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                    UNITS OF
                                    LIMITED            LIMITED            GENERAL            TOTAL
                                  PARTNERSHIP         PARTNERS'          PARTNERS'         PARTNERS'
                                    INTEREST           CAPITAL            DEFICIT           CAPITAL
                                -----------------  -----------------  ----------------  ----------------

Balance - January 1, 2004                 25,595   $          1,544   $        (1,095)  $           449

     Net loss                                  -                (41)               (2)              (43)
                                -----------------  -----------------  ----------------  ----------------

Balance - June 30, 2004                   25,595   $          1,503   $        (1,097)  $           406
                                =================  =================  ================  ================

                        See notes to financial statements.

                                    4 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                               FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,                 JUNE 30,
                                                                             2004                     2003
                                                                     ---------------------    ---------------------

Cash Flows From Operating Activities:

Net loss                                                             $                (43)    $                (59)
Adjustments to reconcile net loss to net cash
  used in operating activities:
       Income from Local Limited Partnership cash distributions                         -                       (4)
Changes in liabilities:
       Decrease in accrued expenses                                                    (3)                      (5)
                                                                     ---------------------    ---------------------

         Cash used in operating activities                                            (46)                     (68)
                                                                     ---------------------    ---------------------

Cash Flows From Investing Activities:

Distributions received from Local Limited Partnership                                   -                        4
                                                                     ---------------------    ---------------------

         Cash provided by investing activities                                          -                        4
                                                                     ---------------------    ---------------------

Cash Flows From Financing Activities:

Distributions to partners                                                               -                      (24)
                                                                     ---------------------    ---------------------

         Cash used in financing activities                                              -                      (24)
                                                                     ---------------------    ---------------------

Net decrease in cash and cash equivalents                                             (46)                     (88)

Cash and cash equivalents, beginning of period                                        462                      598
                                                                     ---------------------    ---------------------

Cash and cash equivalents, end of period                             $                416     $                510
                                                                     =====================    =====================

                        See notes to financial statements.

                                    5 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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

     The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

                                    6 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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

          Liquidity and Capital Resources

          As of June 30, 2004, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

          The level of liquidity based on cash and cash equivalents experienced a $46,000 decrease for the six months ended June 30, 2004, as compared to December 31, 2003, as a result of $46,000 of cash used in operating activities. At June 30, 2004 the Partnership had $416,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

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
                            FORM 10-QSB JUNE 30, 2004

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          Results of Operations

          The Partnership's net loss decreased by $16,000 to a net loss of
          $43,000 for the six months ended June 30, 2004, as compared to a net loss of $59,000 for the comparable period in 2003, due to a decrease in expenses of $20,000 which was partially offset by a decrease in income of $4,000.

          Income decreased due to a $4,000 decrease in cash distributions received from Local Limited Partnerships. Expenses decreased due to a decrease in various general and administrative expenses of $20,000.

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
                            FORM 10-QSB JUNE 30, 2004

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               Exhibits required by Item 601 of Regulation S-B are filed
               herewith and are listed in the attached Exhibit Index.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the period ended June
               30, 2004.

                                    9 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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

                                                      Dated: August 12, 2004

                                    10 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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