Form 10QSB
period 2004-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2004-11-12
CIK 350903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number  0-10272

Winthrop Residential Associates I, A Limited Partnership

(Exact name of small business issuer as specified in its charter)

Maryland	04-2720493
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA	02114-9507
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (617) 570-4600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2004

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

	September 30,
	2004	December 31,
	(Unaudited)	2003
Assets

Cash and cash equivalents	$387	$462

Total Assets	$387	$462

Liabilities and Partners’ Capital

Liabilities:

Accrued expenses	$11	$13

Total Liabilities	11	13

Partners’ Capital:

Limited Partners -
Units of Limited Partnership Interest, $1,000 stated value per unit; 25,676 units authorized; 25,595 units issued and outstanding	1,475	1,544
General Partners’ deficit	(1,099)	(1,095)

Total Partners’ Capital	376	449

Total Liabilities and Partners’ Capital	$387	$462

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Income:

Income from Local Limited Partnership cash distributions	$—	$—	$—	$4
Interest	—	2	2	4
Other income	3	—	3	—

Total income	3	2	5	8

Expenses:

General and administrative	33	32	78	97

Total expenses	33	32	78	97

Net loss	$(30)	$(30)	$(73)	$(89)

Net loss allocated to General Partners	$(2)	$(1)	$(4)	$(4)

Net loss allocated to Limited Partners	$(28)	$(29)	$(69)	$(85)

Net loss per Unit of Limited Partnership Interest	$(1.10)	$(1.13)	$(2.70)	$(3.32)

Distributions per Unit of Limited Partnership Interest	$—	$—	$—	$0.94

Statement of Partners’ Capital (Unaudited)

(In Thousands, Except Unit Data)

	Units of
	Limited	Limited	General	Total
	Partnership	Partners’	Partners’	Partners’
	Interest	Capital	Deficit	Capital

Balance - January 1, 2004	25,595	$1,544	$(1,095)	$449

Net loss	—	(69)	(4)	(73)

Balance - September 30, 2004	25,595	$1,475	$(1,099)	$376

Statements of Cash Flows (Unaudited)

(In Thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2004	2003

Cash Flows From Operating Activities:

Net loss	$(73)	$(89)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from Local Limited Partnership cash distributions	—	(4)
Changes in assets and liabilities:
Decrease in accrued expenses	(2)	(3)

Cash used in operating activities	(75)	(96)

Cash Flows From Investing Activities:

Distributions received from Local Limited Partnership	—	4

Cash provided by investing activities	—	4

Cash Flows From Financing Activities:

Distributions to partners	—	(24)

Cash used in financing activities	—	(24)

Net decrease in cash and cash equivalents	(75)	(116)

Cash and cash equivalents, beginning of period	462	598

Cash and cash equivalents, end of period	$387	$482

NOTES TO FINANCIAL STATEMENTS

1.             General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The financial information contained herein is unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.  All adjustments are of a normal recurring nature.  The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Item 2.            Management’s Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time.  The discussion of the Partnership’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

As of September 30, 2004, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex.  One property is located in Michigan and two properties are located in North Carolina.

The level of liquidity based on cash and cash equivalents experienced a $75,000 decrease for the nine months ended September 30, 2004, as compared to December 31, 2003, as a result of $75,000 of cash used in operating activities.  At September 30, 2004 the Partnership had $387,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

The Partnership’s primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay general and administrative expenses and to make capital contributions to any of the Local Limited Partnerships which the managing general partner deems to be in the Partnership’s best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership, by loans or from cash reserves.  The Partnership did not make cash distributions to its partners during the nine months ended September 30, 2004.

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

None of the recently issued accounting standards had any effect on the Partnership’s financial statements.

Item 2.            Management’s Discussion and Analysis or Plan of Operation (Continued)

Results of Operations

The Partnership’s net loss decreased by $16,000 to a net loss of $73,000 for the nine months ended September 30, 2004, as compared to a net loss of $89,000 for the comparable period in 2003, due to a decrease in expenses of $19,000 which was partially offset by a decrease in income of $3,000.

Income decreased due to a $4,000 decrease in cash distributions received from Local Limited Partnerships and a $2,000 decrease in interest income which were partially offset by an increase in other income of $3,000.  Expenses decreased due to a decrease in various general and administrative expenses of $19,000.

Quantitative and Qualitative Disclosures of Market Risk

The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 3.            Controls and Procedures

The Partnership’s management, with the participation of the Partnership’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.   Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II - Other Information

Item 6.       Exhibits

                                                Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

BY	ONE WINTHROP PROPERTIES, INC.
Managing General Partner
:

	BY:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

	BY:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

Dated: November 10, 2004

Exhibit Index

Exhibit

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.