Form 10KSB
period 2004-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2005-03-31
CIK 350903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2004              Commission File Number 0-10272
                   -----------------                                     -------

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Maryland                                              04-2720493
-----------------------                               --------------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts        02114
-----------------------------------------------------------------     ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Registrant's revenues for its most recent fiscal year were $6,000.

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

      The General Partners of the Partnership are One Winthrop Properties, Inc., a Massachusetts corporation ("One Winthrop" or the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership ("Linnaeus-Hampshire"). One Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation. See "Employees" below.

      The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes originally subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. At December 31, 2004, the Partnership retained an interest in three Local Limited Partnerships.

      Of the original 16 Local Limited Partnerships, 13 Local Limited Partnerships transferred their properties as follows: (i) seven Local Limited Partnerships sold their properties - Greentree Apartments (November 1986), Marsh Cove Apartments (December 1986), Orchard Hill (October 1988), Racquet Club (May
1989), Columbine (May 1989), Heritage Hills Townhouses (1997) and Copperfield Apartments (July 2002); (ii) four Local Limited Partnerships had their property foreclosed on by HUD - The Park Apartments (August 1993), Candlewood Apartments (January 1995), The Villas (December 1999) and Albany Landing Apartments (July
2001); and (ii) two Local Limited Partnership's properties had their properties foreclosed on by the mortgage lender - Stonewood Apartments (March 1996) and Shadowbrook Apartments (August 1996).

      The Partnership has been advised that the Local Limited Partnership that holds Stonegate Apartments is negotiating with a third party to sell the property for a purchase price of approximately $4,300,000. There can be no assurance that a purchase agreement will be entered into or that the property will ultimately be sold, or if sold, at the anticipated purchase price.

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

Item 2. Description of Properties.

      The following table sets forth certain information regarding the properties owned by the three Local Limited Partnerships in which the Partnership has retained an interest and which continue to own apartment properties as of March 1, 2005:

                                                  Date of
Property Name                Location          Acquisition(1)    Number of Units
-------------                --------          --------------    ---------------

Lynnwood Park Apartments     Raleigh, NC          9/28/81              152
Stonegate Apartments         Holland, MI          8/04/81              156
College Green Apartments     Wilmington, NC       11/30/81             138

(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

      The following table sets forth information relating to the first mortgage encumbering each of the Local Limited Partnership's properties (in thousands):

                                                                                                            Principal
                                        Principal                                                            Balance
                                        Balance at          Interest         Period        Maturity           Due at
Property                            December 31, 2004         Rate         Amortized         Date            Maturity
--------                            -----------------         ----         ---------         ----            --------
Lynnwood Park Apartments                  $3,761              6.74%         20 years        7/1/2019            (1)
Stonegate Apartments                      $4,229               7.5%         40 years       12/1/2022            (1)
College Green Apartments                  $2,451               7.5%         40 years        3/1/2023            (1)

(1)   Self-amortizing loan.

      The following table sets forth the Partnership's limited partnership ownership interest in each of the Local Limited Partnerships:

      Local Limited Partnership                               Ownership Interest
      -------------------------                               ------------------

      Lynndale Apartments, Ltd.                                       50%
      Stonegate Apartments Limited Partnership                        93%
      College Green Limited Partnership                               95%

      As of March 1, 2005, none of the Local Limited Partnerships had plans for substantial renovation, improvement or development of the properties owned by the Local Limited Partnerships. All of the properties owned by the Local Limited Partnerships are adequately covered by insurance.

      The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:


                                  Average Monthly         Average Monthly Rental
                                   Occupancy Rate             Rate per Unit
                                   --------------             -------------
Property                         2004          2003         2004         2003
--------                         ----          ----         ----         ----

Lynnwood Park Apartments          89%           92%         $581         $501
Stonegate Apartments              83%           88%         $600         $579
College Green Apartments          89%           89%         $527         $527

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2004 (in thousands):

                             Gross                                       Federal
                            Carrying  Accumulated                          Tax
Property                     Value    Depreciation     Rate     Method    Basis
--------                     -----    ------------     ----     ------    -----

Lynnwood Park Apartments     $4,439      $3,896      5-25 yrs.    S/L      $185
Stonegate Apartments         $4,802      $4,265      5-25 yrs.    S/L      $195
College Green Apartments     $3,684      $3,118     10-25 yrs.    S/L      $146

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

      As of March 1, 2005, there were 2,649 holders of Units holding 25,595 units.

      The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 2004 or 2003. The Partnership recorded a distribution in 2003 of $24,000 the proceeds of which were used primarily to pay withholding taxes to the State of South Carolina.

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

Liquidity and Capital Resources

      As of December 31, 2004, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

      The level of liquidity based on cash and cash equivalents experienced a $94,000 decrease for the year ended December 31, 2004 as compared to December 31, 2003, as a result of $94,000 of cash used in operating activities. At December 31, 2004, the Partnership had $368,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

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

      The Partnership has been advised that the Local Limited Partnership that holds Stonegate Apartments is negotiating with a third party to sell the property for a purchase price of approximately $4,300,000. There can be no assurance that a purchase agreement will be entered into or that the property will ultimately be sold, or if sold, at the anticipated purchase price.

      None of the recently issued accounting standards had any effect on the Partnership's financial statements.

Results of Operations

      The Partnership's net loss was $94,000 for the year ended December 31, 2004, as compared to a net loss $114,000 for the year ended December 31, 2003. The decrease was the result of a decrease in expenses of $23,000 which was partially offset by a decrease in income of $3,000.

      Income decreased due to a $4,000 decrease in cash distributions received from Local Limited Partnerships and a decrease in interest income of $2,000, which was partially offset by an increase in other income of $3,000. Expenses decreased $23,000 due to a decrease in various general and administrative expenses.

Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7. Financial Statements

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 and 2003

                                      INDEX

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................10

Financial Statements:

Balance Sheets as of December 31, 2004 and 2003..............................11

Statements of Operations for the Years Ended
     December 31, 2004 and 2003..............................................12

Statements of Partners' Capital for the Years Ended
     December 31, 2004 and 2003..............................................13

Statements of Cash Flows for the Years Ended
     December 31, 2004 and 2003..............................................14

Notes to Financial Statements................................................15

             Report of Independent Registered Public Accounting Firm

To the Partners
Winthrop Residential Associates I, A Limited Partnership

We have audited the accompanying balance sheets of Winthrop Residential Associates I, A Limited Partnership (the "Partnership") (a Maryland limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting and were written down to zero (see Note 1). Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for those Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 2005

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                               DECEMBER 31,
                                                          ---------------------

                                                            2004          2003
                                                          -------       -------

ASSETS

Cash and cash equivalents                                 $   368       $   462
                                                          -------       -------

       Total Assets                                       $   368       $   462
                                                          =======       =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued expenses                                          $    13       $    13
                                                          -------       -------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                      1,455         1,544
General Partners' deficit                                  (1,100)       (1,095)
                                                          -------       -------

       Total Partners' Capital                                355           449
                                                          -------       -------

       Total Liabilities and Partners' Capital            $   368       $   462
                                                          =======       =======

                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------

                                                                    2004            2003
                                                                -----------     -----------
Income:

Income from Local Limited Partnership cash distributions        $        --     $         4
Interest                                                                  3               5
Other income                                                              3              --
                                                                -----------     -----------

       Total Income                                                       6               9
                                                                -----------     -----------

Expenses:

General and administrative                                              100             123
                                                                -----------     -----------

       Total Expenses                                                   100             123
                                                                -----------     -----------

Net Loss                                                        $       (94)    $      (114)
                                                                ===========     ===========

Net Loss allocated to General Partners                          $        (5)    $        (6)
                                                                ===========     ===========

Net Loss allocated to Limited Partners                          $       (89)    $      (108)
                                                                ===========     ===========

Net Loss per Unit of Limited Partnership Interest               $     (3.48)    $     (4.22)
                                                                ===========     ===========

Distributions per Unit of Limited  Partnership Interest         $        --     $      0.94
                                                                ===========     ===========

                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                        (In Thousands, Except Unit Data)

                                       Units of
                                       Limited        General         Limited          Total
                                     Partnership     Partners'       Partners'       Partners'
                                       Interest       Deficit         Capital         Capital
                                     -----------    ----------      ----------      ----------
Balance - January 1, 2003                25,595     $   (1,089)     $    1,676      $      587

     Net Loss                                --             (6)           (108)           (114)
     Distributions                           --             --             (24)            (24)
                                     ----------     ----------      ----------      ----------

Balance - December 31, 2003              25,595         (1,095)          1,544             449

     Net Loss                                --             (5)            (89)            (94)
                                     ----------     ----------      ----------      ----------

Balance - December 31, 2004              25,595     $   (1,100)     $    1,455      $      355
                                     ==========     ==========      ==========      ==========

                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                   YEARS ENDED DECEMBER 31,
                                                                   -------------------------

                                                                       2004           2003
                                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $      (94)    $     (114)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Income from Local Limited Partnership cash distributions            --             (4)
Changes in assets and liabilities:
       Increase in accrued expenses                                        --              2
                                                                   ----------     ----------

       Net cash used in operating activities                              (94)          (116)
                                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Distributions received from Local Limited Partnerships              --              4
                                                                   ----------     ----------

       Cash provided by investing activities                               --              4
                                                                   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Distributions to partners                                           --            (24)
                                                                   ----------     ----------

       Cash used in financing activities                                   --            (24)
                                                                   ----------     ----------

       Net decrease in cash and cash equivalents                          (94)          (136)

Cash and cash equivalents, Beginning of Year                              462            598
                                                                   ----------     ----------

Cash and cash equivalents, End of Year                             $      368     $      462
                                                                   ==========     ==========

                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Winthrop Residential Associates I, A Limited Partnership (the "Partnership") was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. At December 31, 2004, the Partnership has investments in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

      The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000. At December 31, 2004 and 2003 there were 25,595 limited partnership units issued and outstanding.

      The managing general partner (the "Managing General Partner") of the Partnership is One Winthrop Properties, Inc.

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

3.    TRANSACTIONS WITH RELATED PARTIES

      The Managing General Partner and certain of its affiliates have a Services Agreement with Coordinated Services of Valdosta, LLC ("Coordinated Services") pursuant to which Coordinated Services provides asset management and investor services to the Partnership and certain affiliated partnerships. As a result of this agreement, Coordinated Services has the right to direct the day to day affairs of the Partnership. Coordinated Services is not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services is entitled to a management fee for these services equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. Coordinated Services, which is a related party for financial reporting purposes only, did not earn any management fees for the years ended December 31, 2004 and December 31, 2003.

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

      As of December 31, 2004, the Partnership has Limited Partnership equity interests in three Local Limited Partnerships each owning one apartment complex. Such interests are summarized as follows:

                         Local Limited Partnership                                         Percentage Ownership
      ---------------------------------------------------------------                      --------------------
      Lynndale Apartments, Ltd. (Lynwood Park Apartments)                                          50%
      Stonegate Apartments Limited Partnership (Stonegate Apartments)                              93%
      College Green Limited Partnership (College Green Apartments)                                 95%

      The above Local Limited Partnerships have outstanding mortgages totaling $10,442,000, which are secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

      During 2004 and 2003, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 2004, the net cumulative operating deficit funded by the Partnership to the Local Limited Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnerships have accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      contributions. The remaining $138,000 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership.

      The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                              DECEMBER 31,
                                                        -----------------------

                                                          2004           2003
                                                        --------       --------
ASSETS

Real estate, at cost:
   Land                                                 $    440       $    440
   Buildings, net of accumulated depreciation
      of $11,279 and $10,813 in 2004
      and 2003, respectively                               1,206          1,672
   Cash and cash equivalents                                 103            136
   Other assets and deferred costs, net of
      accumulated amortization of $ 538 and
      $523 in 2004 and 2003, respectively                    488            523
                                                        --------       --------

   Total Assets                                         $  2,237       $  2,771
                                                        ========       ========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Notes payable                                        $    336       $    336
   Mortgage notes payable                                 10,442         10,752
   Accounts payable and accrued expenses                     533            424
                                                        --------       --------

   Total Liabilities                                      11,311         11,512
                                                        --------       --------

Partners' Deficit:
   Winthrop Residential Associates I                      (6,079)        (5,781)
   Other partners                                         (2,995)        (2,960)
                                                        --------       --------

                                                          (9,074)        (8,741)
                                                        --------       --------

Total Liabilities and Partners' Deficit                 $  2,237       $  2,771
                                                        ========       ========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                                DECEMBER 31,
                                                            -------------------

                                                              2004        2003
                                                            -------     -------
Income:
   Rental income                                            $ 2,559     $ 2,601
   Other income                                                  51          85
                                                            -------     -------

      Total income                                            2,610       2,686
                                                            -------     -------

Expenses:
   Interest                                                     770         791
   Depreciation and amortization                                475         482
   Taxes and insurance                                          372         387
   Other operating expenses                                   1,322       1,317
                                                            -------     -------

      Total expenses                                          2,939       2,977
                                                            -------     -------

Net loss                                                    $  (329)    $  (291)
                                                            =======     =======

Net loss allocated to Winthrop Residential Associates I     $  (298)    $  (231)
                                                            =======     =======

Net loss allocated to other partners                        $   (31)    $   (60)
                                                            =======     =======

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

5.    TAXABLE (LOSS) INCOME

      The Partnership's taxable (loss) income differs from the net loss for financial reporting purposes, as follows (in thousands):

                                                                        2004          2003
                                                                     ---------     ---------
      Net loss for financial reporting purposes                      $     (94)    $    (114)

            Differences in equity in Local Limited Partnerships'
            income/loss for financial reporting and tax reporting
            purposes                                                        72           123

            Income from Local Limited Partnerships
             cash distributions                                             --            (4)
                                                                     ---------     ---------
      Taxable (loss) income                                          $     (22)    $       5
                                                                     =========     =========

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

      There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2004 or 2003 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures.

      As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The Partnership has no officers or directors. One Winthrop Properties, Inc., the managing general partner of the Partnership (the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2005, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                          Position Held with the                       Has Served as a Director or
Name                                     Managing General Partner                              Officer Since
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

      Mr. Ashner, age 52, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: GB Holdings Inc. and Atlantic Entertainment Holdings, Inc., hotel and casino operators, First Union and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

      Mr. Braverman, age 53, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk and the President of First Union. Mr. Braverman also currently serves on the Board of Directors of First Union.

      Ms. Tiffany, age 38, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Chief Operating Officer and Secretary of Newkirk and First Union.

      Mr. Staples, age 49, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk. Mr. Staples is a certified public accountant.

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

      The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2005. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

      (b) Security ownership of management.

      None of the officers, directors or general partners of the General Partner or their respective officers, directors or general partners owned any Units at March 1, 2005 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 100 Units and Winthrop Financial Associates, A Limited Partnership owns 5 Units (.60% in the aggregate).

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

Item 12. Certain Relationships and Related Transactions.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the years ended December 31, 2004 and 2003.

Item 13. Exhibits.

      The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

Item 14. Principal Accounting Fees and Services

      The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the financial statements of the Partnership for 2005.

      Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $16,000 and $19,000 for the years ended December 31, 2004 and 2003, respectively.

      Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees services to the Partnership for the years ended December 31, 2004 and 2003.

      Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $13,000 and $15,000 for the years ended December 31, 2004 and 2003, respectively.

      Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2004 and 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 29th day of March, 2005.

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

Signature/Name                        Title                        Date
--------------                        -----                        ----


/s/ Michael L. Ashner           Chief Executive Officer           March 29, 2005
-------------------------        and Director
Michael L. Ashner


/s/ Thomas Staples               Chief Financial Officer          March 29, 2005
-------------------------
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

31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       28

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.       32

99       Supplementary information required pursuant to Section 9.4 of the              33
          Partnership Agreement.