Form 10QSB
period 2005-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2005-05-13
CIK 350903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-10272
                                                -------

            Winthrop Residential Associates I, A Limited Partnership
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Maryland                                         04-2720493
---------------------------------------                      -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

7 Bulfinch Place, Suite 500, Boston, MA                          02114-9507
---------------------------------------                      -------------------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code             (617) 570-4600
                                                             -------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                                     1 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                           March 31, 2005       December 31,
                                                            (Unaudited)             2004
                                                          ---------------     ---------------

Assets

Cash and cash equivalents                                 $           329     $           368
                                                          ---------------     ---------------

       Total Assets                                       $           329     $           368
                                                          ===============     ===============

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                          $             5     $            13
                                                          ---------------     ---------------

       Total Liabilities                                                5                  13
                                                          ---------------     ---------------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                              1,426               1,455
General Partners' deficit                                          (1,102)             (1,100)
                                                          ---------------     ---------------

       Total Partners' Capital                                        324                 355
                                                          ---------------     ---------------

       Total Liabilities and Partners' Capital            $           329     $           368
                                                          ===============     ===============

                       See notes to financial statements


                                    2 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                              For The Three Months Ended
                                                              March 31,        March 31,
                                                                2005             2004
                                                             ----------       ----------
Income:

Interest                                                     $        1       $        1
                                                             ----------       ----------

       Total income                                                   1                1
                                                             ----------       ----------

Expenses:

General and administrative                                           32               21
                                                             ----------       ----------

       Total expenses                                                32               21
                                                             ----------       ----------

Net loss                                                     $      (31)      $      (20)
                                                             ==========       ==========

Net loss allocated to General Partners                       $       (2)      $       (1)
                                                             ==========       ==========

Net loss allocated to Limited Partners                       $      (29)      $      (19)
                                                             ==========       ==========

Net loss per Unit of Limited Partnership Interest            $    (1.13)      $    (0.74)
                                                             ==========       ==========

                       See notes to financial statements


                                    3 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                       Units of
                                        Limited           Limited             General              Total
                                      Partnership        Partners'           Partners'           Partners'
                                       Interest           Capital             Deficit             Capital
                                     ------------       ------------        ------------        ------------
Balance - January 1, 2005                  25,595       $      1,455        $     (1,100)       $        355

     Net loss                                  --                (29)                 (2)                (31)
                                     ------------       ------------        ------------        ------------

Balance - March 31, 2005                   25,595       $      1,426        $     (1,102)       $        324
                                     ============       ============        ============        ============

                       See notes to financial statements


                                    4 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                           For The Three Months Ended
                                                           March 31,         March 31,
                                                             2005              2004
                                                          ----------        ----------
Cash Flows From Operating Activities:

Net loss                                                  $      (31)       $      (20)
Changes in liabilities:
       Decrease in accrued expenses                               (8)               (5)
                                                          ----------        ----------

       Cash used in operating activities                         (39)              (25)
                                                          ----------        ----------

Net decrease in cash and cash equivalents                        (39)              (25)

Cash and cash equivalents, beginning of period                   368               462
                                                          ----------        ----------

Cash and cash equivalents, end of period                  $      329        $      437
                                                          ==========        ==========

                       See notes to financial statements


                                    5 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

                          NOTES TO FINANCIAL STATEMENTS

1.    General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2004 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.


                                    6 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

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

      Liquidity and Capital Resources

      As of March 31, 2005, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

      The level of liquidity based on cash and cash equivalents experienced a $39,000 decrease for the three months ended March 31, 2005 as compared to December 31, 2004, as a result of $39,000 of cash used in operating activities. At March 31, 2005, the Partnership had $329,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

      The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay general and administrative expenses and to make capital contributions to any of the Local Limited Partnerships, which the managing general partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnerships to the Partnership or by loans.

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


                                    7 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

      Liquidity and Capital Resources (continued)

      The Partnership has been advised that the Local Limited Partnership that holds Stonegate Apartments, located in Michigan, entered into a purchase agreement on April 11, 2005 for a purchase price of approximately $4,420,000. However, on April 28, 2005, the purchaser exercised the right to terminate the purchase agreement under the provisions of the agreement. The Local Limited Partnership is attempting to re-negotiate the sale of the property. Any new proposal is not expected to generate any net proceeds to the Partnership and will be evaluated at such time. There can be no assurance that a new purchase agreement will be entered into or that the property will ultimately be sold. The property is in need of significant rehabilitation and is experiencing operating deficits and high vacancy rates. If the Local Limited Partnership does not enter into a purchase agreement for the sale of the property, it is likely the property would be lost to the lender through foreclosure unless a work-out can be negotiated with the lender.

      None of the recently issued accounting standards had any effect on the Partnership's financial statements.

      Results of Operations

      The Partnership's net loss was $31,000 for the three months ended March 31, 2005, as compared to a net loss $20,000 for the comparable period in 2004. The increase was the result of an increase in various general and administrative expenses of $11,000.

      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 3.Controls and Procedures

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


                                    8 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Part II - Other Information

Item 6. Exhibits

      Exhibits:

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    9 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

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

                                WINTHROP RESIDENTIAL ASSOCIATES I,
                                A LIMITED PARTNERSHIP

                                BY: ONE WINTHROP PROPERTIES, INC.
                                    Managing General Partner


                                    BY: /s/ Michael L. Ashner
                                        ----------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer


                                    BY: /s/ Thomas C. Staples
                                        ----------------------------------------
                                        Thomas C. Staples
                                        Chief Financial Officer

                                        Dated: May 13, 2005


                                    10 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

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