Form 10QSB
period 2005-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2005-08-12
CIK 350903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272
                                                -------

            Winthrop Residential Associates I, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Maryland                                  04-2720493
---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
---------------------------------------     ------------------------------------
(Address of principal executive office)                 (Zip Code)

Issuer's telephone number, including area code        (617) 570-4600
                                                      --------------

Indicate by check mark whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                                    1 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)
                                                     June 30, 2005  December 31,
                                                      (Unaudited)       2004
                                                     -------------  ------------

Assets

Cash and cash equivalents                               $   301       $   368
                                                        -------       -------

       Total Assets                                     $   301       $   368
                                                        =======       =======

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                        $     6       $    13
                                                        -------       -------

       Total Liabilities                                      6            13
                                                        -------       -------

Partners' Capital:

Limited Partners -
       Units of Limited Partnership Interest,
       $1,000 stated value per unit; 25,676
       units authorized; 25,595 units issued
       and outstanding                                    1,398         1,455
General Partners' deficit                                (1,103)       (1,100)
                                                        -------       -------

       Total Partners' Capital                              295           355
                                                        -------       -------

       Total Liabilities and Partners' Capital          $   301       $   368
                                                        =======       =======

                        See notes to financial statements


                                    2 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                          For The Three Months Ended    For the Six Months Ended
                                           June 30,         June 30,     June 30,       June 30,
                                            2005             2004          2005          2004
                                          ---------        ---------    ---------      ---------
Income:

Interest                                  $      --        $       1    $       1      $       2
                                          ---------        ---------    ---------      ---------

       Total income                              --                1            1              2
                                          ---------        ---------    ---------      ---------

Expenses:

General and administrative                       29               24           61             45
                                          ---------        ---------    ---------      ---------

       Total expenses                            29               24           61             45
                                          ---------        ---------    ---------      ---------

Net loss                                  $     (29)       $     (23)   $     (60)     $     (43)
                                          =========        =========    =========      =========

Net loss allocated to General Partners    $      (1)       $      (1)   $      (3)     $      (2)
                                          =========        =========    =========      =========

Net loss allocated to Limited Partners    $     (28)       $     (22)   $     (57)     $     (41)
                                          =========        =========    =========      =========

Net loss per Unit of Limited
  Partnership Interest                    $   (1.10)       $   (0.86)   $   (2.23)     $   (1.60)
                                          =========        =========    =========      =========

                        See notes to financial statements


                                    3 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                              Units of
                               Limited      Limited         General        Total
                             Partnership    Partners'      Partners'      Partners'
                              Interest      Capital         Deficit       Capital
                             ----------    ----------     ----------     ----------
Balance - January 1, 2005        25,595    $    1,455     $   (1,100)    $      355

     Net loss                        --           (57)            (3)           (60)
                             ----------    ----------     ----------     ----------

Balance - June 30, 2005          25,595    $    1,398     $   (1,103)    $      295
                             ==========    ==========     ==========     ==========

                        See notes to financial statements


                                    4 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                        For The Six Months Ended
                                                        June 30,        June 30,
                                                         2005            2004
                                                        --------        --------

Cash Flows From Operating Activities:

Net loss                                                 $ (60)          $ (43)
Changes in liabilities:
       Decrease in accrued expenses                         (7)             (3)
                                                         -----           -----

       Cash used in operating activities                   (67)            (46)
                                                         -----           -----


Net decrease in cash and cash equivalents                  (67)            (46)

Cash and cash equivalents, beginning of period             368             462
                                                         -----           -----

Cash and cash equivalents, end of period                 $ 301           $ 416
                                                         =====           =====

                        See notes to financial statements


                                    5 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

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

      The results of operations for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.


                                    6 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

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

      Liquidity and Capital Resources

      As of June 30, 2005, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

      The level of liquidity based on cash and cash equivalents experienced a $67,000 decrease for the six months ended June 30, 2005 as compared to December 31, 2004, as a result of $67,000 of cash used in operating activities. At June 30, 2005, the Partnership had $301,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

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


                                    7 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

      Liquidity and Capital Resources (continued)

      The Partnership has been advised that the Local Limited Partnership that holds Stonegate Apartments, located in Michigan, entered into a purchase agreement on April 11, 2005 for a purchase price of approximately $4,420,000. However, on April 28, 2005, the purchaser exercised the right to terminate the purchase agreement under the provisions of the agreement. The Local Limited Partnership is continuing to market the property for sale and has received a reduced offer from another third party to purchase the property for less than the mortgage balance, which would require lender concessions to be consummated. Any other new proposal is expected to be below the current outstanding mortgage balance of approximately $4,200,000. There can be no assurance that a new purchase agreement will be entered into or that the property will ultimately be sold. The property is in need of significant rehabilitation and is experiencing operating deficits and high vacancy rates. An estimated $800,000 is needed to make repairs to the property. It is unlikely that a purchase price in excess of the mortgage debt will be obtained. Accordingly, if the lender is unwilling to accept a discounted pay-off amount, it is likely that the property would be foreclosed upon. Accordingly, it is presently expected that the Partnership will not receive any distributions from this Local Limited Partnership in the foreseeable future.

      None of the recently issued accounting standards had any effect on the Partnership's financial statements.

      Results of Operations

      The Partnership's net loss was $60,000 for the six months ended June 30, 2005, as compared to a net loss $43,000 for the comparable period in 2004. The increase was the result of an increase in various general and administrative expenses of $16,000 and a decrease in interest income of $1,000.

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


                                    8 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

Part II - Other Information

Item 6. Exhibits

            Exhibits:

            Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    9 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WINTHROP RESIDENTIAL ASSOCIATES I,
                                              A LIMITED PARTNERSHIP

                                              BY: ONE WINTHROP PROPERTIES, INC.
                                                  Managing General Partner


                                                  BY: /s/ Michael L. Ashner
                                                      --------------------------
                                                      Michael L. Ashner
                                                      Chief Executive Officer


                                                  BY: /s/ Thomas C. Staples
                                                      --------------------------
                                                      Thomas C. Staples
                                                      Chief Financial Officer

                                                      Dated: August 12, 2005


                                    10 of 17

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB June 30, 2005

Exhibit Index

      Exhibit                                                           Page No.

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