Form 10QSB
period 2005-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2005-11-14
CIK 350903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

              WINTHROP RESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                                    September 30, 2005         December 31,
                                                                        (Unaudited)                2004
                                                                    -------------------     ------------------
Assets

Cash and cash equivalents                                           $               288     $              368
                                                                    -------------------     ------------------

         Total Assets                                               $               288     $              368
                                                                    ===================     ==================

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                                    $                14     $               13
                                                                    -------------------     ------------------

      Total Liabilities                                                              14                     13
                                                                    -------------------     ------------------

Partners' capital:

Limited Partners -
      Units of Limited Partnership Interest, $1,000
      stated value per unit; 25,676 units authorized;
      25,595 units issued and outstanding                                         1,378                  1,455
General Partners' deficit                                                        (1,104)                (1,100)
                                                                    -------------------     ------------------

         Total Partners' Capital                                                    274                    355
                                                                    -------------------     ------------------

         Total Liabilities and Partners' Capital                    $               288     $              368
                                                                    ===================     ==================

                       See notes to financial statements.


                                    2 of 18

              WINTHROP RESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                For The Three Months Ended            For The Nine Months Ended
                                                             September 30,     September 30,       September 30,     September 30,
                                                                 2005              2004                2005              2004
                                                            --------------     --------------      -------------     --------------
Income:

Interest                                                    $            1     $           --      $           2     $            2
Other income                                                             4                  3                  4                  3
                                                            --------------     --------------      -------------     --------------

         Total income                                                    5                  3                  6                  5
                                                            --------------     --------------      -------------     --------------

Expenses:

General and adminstrative                                               26                 33                 87                 78
                                                            --------------     --------------      -------------     --------------

         Total expenses                                                 26                 33                 87                 78
                                                            --------------     --------------      -------------     --------------

Net loss                                                    $          (21)    $          (30)     $         (81)    $          (73)
                                                            ==============     ==============      =============     ==============

Net loss allocated to General Partners                      $           (1)    $           (2)     $          (4)    $           (4)
                                                            ==============     ==============      =============     ==============

Net loss allocated to Limited Partners                      $          (20)    $          (28)     $         (77)    $          (69)
                                                            ==============     ==============      =============     ==============

Net loss per Unit of Limited Partnership
   Interest                                                 $        (0.78)    $        (1.10)     $       (3.01)    $        (2.70)
                                                            ==============     ==============      =============     ==============

                       See notes to financial statements.


                                    3 of 18

              WINTHROP RESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                            Units of
                                             Limited             General              Limited               Total
                                           Partnership          Partners'            Partners'            Partners'
                                            Interest             Deficit              Capital              Capital
                                       ------------------   ------------------   -----------------    ------------------

Balance - January 1, 2005                          25,595   $           (1,100)  $           1,455    $              355

    Net loss                                           --                   (4)                (77)                  (81)
                                       ------------------   ------------------   -----------------    ------------------

Balance - September 30, 2005                       25,595   $           (1,104)  $           1,378    $              274
                                       ==================   ==================   =================    ==================

                       See notes to financial statements.


                                     4 of 18

              WINTHROP RESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                             For The Nine Months Ended
                                                                         September 30,        September 30,
                                                                             2005                 2004
                                                                        ----------------     ---------------
Cash Flows From Operating Activities:

Net Loss                                                                $            (81)    $           (73)

Changes in liabilities:
     Increase (decrease) in accrued expenses                                           1                  (2)
                                                                        ----------------     ---------------

     Net cash used in operating activities                                           (80)                (75)
                                                                        ----------------     ---------------

Net decrease in cash and cash equivalents                                            (80)                (75)

Cash and cash equivalents, beginning of period                                       368                 462
                                                                        ----------------     ---------------

Cash and cash equivalents, end of period                                $            288     $           387
                                                                        ================     ===============

                       See notes to financial statements.


                                    5 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

      The results of operations for the nine and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

2.    Investments in Local Limited Partnerships

      As of September 30, 2005, the Partnership retained an equity interest in three limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. Each Local Limited Partnership owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina. The Partnership acquired these Local Limited Partnership interests in 1981.

      The Partnership accounts for its investment in each Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance finds to the Local Limited Partnerships.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46(R)") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation needed to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which needed to be applied as of December 31, 2003. The Partnership has evaluated its investment in each Local Limited Partnership under Interpretation No. 46(R) and has determined that they are variable interest entities, however, the Partnership is not the primary beneficiary. The Partnership has no further risk of loss in these variable interest entities as the Partnership has written down its investment to zero and as a limited partner is not required to fund deficits.


                                    6 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

      Liquidity and Capital Resources

      As of September 30, 2005, the Partnership retained an equity interest in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina.

      The level of liquidity based on cash and cash equivalents experienced an $80,000 decrease for the nine months ended September 30, 2005 as compared to December 31, 2004, as a result of $80,000 of cash used in operating activities. At September 30, 2005, the Partnership had $288,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

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


                                    7 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (continued)

      The Partnership has been advised that the Local Limited Partnership that holds Stonegate Apartments, located in Michigan, entered into a purchase agreement on May 6, 2005 for a purchase price of approximately $4,420,000. However, on June 20, 2005, the purchaser exercised the right to terminate the purchase agreement under the provisions of the agreement. The Local Limited Partnership is continuing to market the property for sale and has received a reduced offer from another third party to purchase the property for less than the mortgage balance, which would require lender concessions to be consummated. Any other new proposal is expected to be below the current outstanding mortgage balance of approximately $4,200,000. There can be no assurance that a new purchase agreement will be entered into or that the property will ultimately be sold. The property is in need of significant rehabilitation and is experiencing operating deficits and high vacancy rates. An estimated $800,000 is needed to make repairs to the property. It is unlikely that a purchase price in excess of the mortgage debt will be obtained. Accordingly, the local general partner has been working with the lender to restructure the current financing. If the lender is unwilling to accept restructuring, it is likely that the property would be foreclosed upon. Accordingly, it is presently expected that the Partnership will not receive any distributions from this Local Limited Partnership in the foreseeable future.

      The Partnership has entered into an agreement to sell to an affiliate of the general partner of the Local Limited Partnership that holds College Green Apartments the Partnership's interest in such Local Limited Partnership for a purchase price of $1,200,000. The sale is expected to close in early 2006. There can be no assurance that the sale will be consummated or, if consummated, on the current terms.

      None of the recently issued accounting standards had any effect on the Partnership's financial statements.

      Results of Operations

      The Partnership's net loss was $81,000 for the nine months ended September 30, 2005, as compared to a net loss of $73,000 for the comparable period in 2004. The increase was the result of an increase in various general and administrative expenses of $9,000 which was partially offset by an increase in other income of $1,000.

      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.


                                    8 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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


                                    9 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Part II - Other Information

Item 5. Other Information

On November 10, 2005, the Partnership entered into an agreement with Fisher Realty, Inc., an affiliate of the general partner of College Green, the Local Limited Partnership that holds College Green Apartments, to sell the Partnership's interest in College Green for a purchase price of $1,200,000. The sale is expected to close in early 2006. There can be no assurance that the sale will be consummated or, if consummated, on the current terms

Item 6. Exhibits

            Exhibits:

            Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

                                              WINTHROP RESIDENTIAL ASSOCIATES I,
                                              A LIMITED PARTNERSHIP

                                              BY: ONE WINTHROP PROPERTIES, INC.
                                                  Managing General Partner


                                                  BY: /s/ Michael L. Ashner
                                                      --------------------------
                                                      Michael L. Ashner
                                                      Chief Executive Officer


                                                  BY: /s/ Thomas C. Staples
                                                      --------------------------
                                                      Thomas C. Staples
                                                      Chief Financial Officer

                                                      Dated: November 10, 2005


                                    11 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Exhibit Index

      Exhibit                                                           Page No.
      -------                                                           --------

      31.1  Chief Executive Officer's Certification, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.               13 - 14

      31.2  Chief Financial Officer's Certification, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.               15 - 16

      32    Certification of Chief Executive Officer and Chief
            Financial Officer, pursuant to 18 U.S.C. Section 1350,
            as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.                                                    17

      99    Supplementary Information Required Pursuant to Section
            9.4 of the Partnership Agreement.                               18


                                    12 of 18