Form 10KSB/A
period 2004-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2005-11-29
CIK 350903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 1

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2004              Commission File Number 0-10272

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Maryland                                             04-2720493
-----------------------                               --------------------------
(State of Organization)                               (I.R.S. Employer I.D. No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

      The purpose of this Amendment No. 1 to Form 10-KSB is to attach as exhibits the Independent Auditors Reports for the Local Limited Partnerships.

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

      The following chart provides comparative data for each property owned by the Local Limited Partnerships regarding occupancy rates and average market rental rates per apartment unit, for the last two years, where that data is available to the Partnership:


                                  Average Monthly         Average Monthly Rental
                                   Occupancy Rate             Rate per Unit
                                 ------------------       ----------------------
Property                         2004          2003         2004         2003
--------                         ----          ----         ----         ----

Lynnwood Park Apartments          89%           92%         $581         $501
Stonegate Apartments              83%           88%         $600         $579
College Green Apartments          89%           89%         $527         $527

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

      The combined balance sheets of the Local Limited Partnerships are as follows (in thousands):

                                                               DECEMBER 31,
                                                          ---------------------
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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

4. INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The combined statements of operations of the Local Limited Partnerships are as follows (in thousands):

                                                                DECEMBER 31,
                                                           --------------------
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
                                                           =======      =======

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

5. TAXABLE (LOSS) INCOME

      The Partnership's taxable (loss) income differs from the net loss for financial reporting purposes, as follows (in thousands):

                                                                         2004      2003
                                                                         -----     -----
      Net loss for financial reporting purposes                          $ (94)    $(114)

            Differences in equity in Local Limited Partnerships'
            income/loss for financial reporting and tax reporting
            purposes                                                        72       123

            Income from Local Limited Partnerships
             cash distributions                                             --        (4)
                                                                         -----     -----

      Taxable (loss) income                                              $ (22)    $   5
                                                                         =====     =====

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 28th day of November, 2005.

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

Signature/Name                         Title                         Date
--------------                         -----                         ----

/s/ Michael L. Ashner            Chief Executive Officer       November 28, 2005
---------------------            and Director
Michael L. Ashner


/s/ Thomas Staples               Chief Financial Officer       November 28, 2005
------------------
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

31    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
      2002                                                                   *

32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002.                                                                  *

99.1 Supplementary information required pursuant to Section 9.4 of * the Partnership Agreement.

99.2  Independent Auditor's Report                                           *

99.3  Independent Auditor's Report                                           *

99.4  Independent Auditor's Report                                           *

* filed herewith