Form 10KSB
period 2005-12-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2006-03-31
CIK 350903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

For the year ended December 31, 2005              Commission File Number 0-10272

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Registrant's revenues for its most recent fiscal year were $7,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

      Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

      The only business of the Partnership is investing as a limited partner in other limited partnerships that own apartment complexes originally subsidized by the U.S. Department of Housing and Urban Development ("HUD"). The Partnership initially acquired equity interests in the form of limited partnership interests in 16 Local Limited Partnerships owning and operating apartment complexes. The Partnership completed its acquisitions in May 1982. At December 31, 2005, the Partnership retained an interest in three Local Limited Partnerships.

      Of the original 16 Local Limited Partnerships, at March 15, 2006, 15 Local Limited Partnerships have either sold or lost their properties through foreclosure including Stonegate Apartments which had its property foreclosed upon in March 2006, and College Green Apartments, in which the Partnership sold its 95% limited partnership interest in January 2006 for a purchase price of $1,200,000.

      The Partnership has been advised by the general partner of Stonegate Apartments that the lender took possession of the property on March 6, 2006. As of February 2006, the property was unable to meet its debt service requirements and was therefore in default with regards to the mortgage encumbering the property. The general partner of Stonegate made several efforts to negotiate a workout with the lender which was summarily dismissed by the lender. Efforts to find a purchaser for the property were unsuccessful. A foreclosure sale has been scheduled for April 7, 2006 at which time it is expected that the property will be lost to the lender or a third party bidder.

Employees

      The Partnership has no employees. From December 1997 to September 2005, Coordinated Services of Valdosta, LLC ("Coordinated Services") provided asset management and investor services to the Partnership pursuant to a Services Agreement. As a result of this agreement, Coordinated Services had the right to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, refinancing or restructuring proposals by the Operating Partnership, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. Coordinated Services was not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. As compensation for providing these services, the Managing General Partner and its affiliates assigned to Coordinated Services all of their right to receive fees from the Partnership as provided in the Partnership Agreement, which fee is paid directly from the Operating Partnership. On September 1, 2005, the agreement with Coordinated Services was terminated and the Managing General Partner is now directly responsible for providing the asset management and investor services to the Partnership.

Item 2. Description of Properties.

      The following table sets forth certain information regarding the remaining Local Limited Partnership in which the Partnership has retained an interest and which continues to own an apartment property as of March 15, 2006:

                                                   Date of
      Property Name               Location      Acquisition(1)   Number of Units
      -------------               --------      --------------   ---------------

      Lynnwood Park Apartments    Raleigh, NC      9/28/81             152

(1) Represents the date on which the Partnership made its initial investment in the Local Limited Partnership

      The following table sets forth information relating to the first mortgage encumbering the property owned by Lynnwood Park Apartments:

     Principal Balance at                                                                           Principal Balance
      December 31, 2005             Interest Rate       Period Amortized        Maturity Date        Due at Maturity
      -----------------             -------------       ----------------        -------------        ---------------
          $3,620,000                    6.74%               20 years              7/1/2019                  (1)

(1)   Self-amortizing loan.

      The Partnership holds a 50% limited partnership ownership interest in Lynndale Apartments, Ltd, the Local Limited Partnership that owns Lynnwood Park Apartments.

      As of March 15, 2006, the Lynndale Apartments had no plans for substantial renovation, improvement or development of its property. Lynndale Park Apartments is adequately covered by insurance.

      The following chart provides comparative data for the remaining Local Limited Partnership regarding occupancy rates and average market rental rates per apartment unit, for the last two years:

                                  Average Monthly         Average Monthly Rental
                                   Occupancy Rate             Rate per Unit
                                   --------------             -------------
Property                         2005          2004         2005         2004
--------                         ----          ----         ----         ----

Lynnwood Park Apartments         92.1%          89%         $611         $581

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Partnership's remaining property as of December 31, 2005 (in thousands):

                             Gross                                       Federal
                            Carrying   Accumulated                         Tax
Property                     Value     Depreciation     Rate     Method   Basis
--------                     -----     ------------     ----     ------   -----

Lynnwood Park Apartments     $4,439       $4,056      5-25 yrs.    S/L     $182

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

      As of March 1, 2006, there were 2,606 holders of Units holding 25,595 units.

      The Partnership Agreement requires that any Cash Available for Distribution (as defined in said agreement) be distributed monthly or quarterly to the Partners in specified proportions and priorities. There are no outside restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. There was no Cash Available for Distribution in 2005 or 2004.

      Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer if: (i) the Partnership is not provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer does not provide for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and
(iii) the offer is not open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources

      At December 31, 2005, the Partnership had investments in three Local Limited Partnerships, each of which owns one apartment complex. Subsequent to December 31, 2005, the lender to one of the Local Limited Partnership's property took possession of the property and it is expected that the property will be lost through foreclosure.The Partnership sold its limited partnership interest in another Local Limited Partnership for a purchase price of $1,200,000. The Partnership expects to distribute the proceeds of this sale to its partners during the first quarter of 2006. As a result, the Partnership retains an interest (50%) in one Local Limited Partnership that owns an apartment complex in Raleigh, North Carolina.

      The level of liquidity based on cash and cash equivalents experienced a $108,000 decrease for the year ended December 31, 2005 as compared to December 31, 2004, as a result of $108,000 of cash used in operating activities. At December 31, 2005, the Partnership had $260,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

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

Results of Operations

      The Partnership's net loss was $106,000 for the year ended December 31, 2005, as compared to a net loss $94,000 for the year ended December 31, 2005. The increase was the result of an increase in expenses of $13,000 which was partially offset by an increase in income of $1,000.

      Income increased due to an increase of other income of $1,000. Expenses increased $13,000 due to an increase in various general and administrative expenses.

Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Recently Issued Accounting Standards and Pronouncements

      In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143," which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition.The Partnership adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale of any properties.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of SFAS No. 154 will have a material effect on the Partnership's financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of the consensus in EITF 04-5 will have a material effect on the Partnership's financial statements.

Item 7. Financial Statements

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 and 2004

                                      INDEX

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................10

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004..............................11

Statements of Operations for the Years Ended
     December 31, 2005 and 2004..............................................12

Statements of Partners' Capital for the Years Ended
     December 31, 2005 and 2004..............................................13

Statements of Cash Flows for the Years Ended
     December 31, 2005 and 2004..............................................14

Notes to Financial Statements................................................15

             Report of Independent Registered Public Accounting Firm

To the Partners
Winthrop Residential Associates I, A Limited Partnership

We have audited the accompanying balance sheets of Winthrop Residential Associates I, A Limited Partnership (the "Partnership") (a Maryland limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a certain Local Limited Partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting and was written down to zero (see Note 1). That statement was audited by another auditor whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for that Local Limited Partnership, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Residential Associates I, A Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ Imowitz Koenig & Co., LLP

New York, New York
March 20, 2006

              WINTHROP RESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                        December 31,

                                                                   2005              2004
                                                               ------------      ------------
Assets

Cash and cash equivalents                                      $        260      $        368
                                                               ------------      ------------

         Total Assets                                          $        260      $        368
                                                               ============      ============

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                               $         11      $         13
                                                               ------------      ------------

      Total Liabilities                                                  11                13
                                                               ------------      ------------

Partners' capital:

Limited Partners -
      Units of Limited Partnership Interest, $1,000
      stated value per unit; 25,676 units authorized;
      25,595 units issued and outstanding                             1,354             1,455
General Partners' deficit                                            (1,105)           (1,100)
                                                               ------------      ------------

         Total Partners' Capital                                        249               355
                                                               ------------      ------------

         Total Liabilities and Partners' Capital               $        260      $        368
                                                               ============      ============

                       See notes to financial statements.

              WINTHROP RESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                     Years Ended December 31,

                                                      2005             2004
                                                  ------------     ------------

Income:

Interest                                          $          3     $          3
Other income                                                 4                3
                                                  ------------     ------------

         Total income                                        7                6
                                                  ------------     ------------

Expenses:

General and adminstrative                                  113              100
                                                  ------------     ------------

         Total expenses                                    113              100
                                                  ------------     ------------

Net loss                                          $       (106)    $        (94)
                                                  ============     ============

Net loss allocated to General Partners            $         (5)    $         (5)
                                                  ============     ============

Net loss allocated to Limited Partners            $       (101)    $        (89)
                                                  ============     ============

Net loss per Unit of Limited Partnership
   Interest                                       $      (3.95)    $      (3.48)
                                                  ============     ============

                       See notes to financial statements.

              WINTHROP RESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                        (In Thousands, Except Unit Data)

                                       Units of
                                        Limited          General           Limited            Total
                                      Partnership       Partners'         Partners'         Partners'
                                       Interest          Deficit           Capital           Capital
                                     ------------     ------------      ------------      ------------
Balance - January 1, 2004                  25,595     $     (1,095)     $      1,544      $        449

    Net loss                                   --               (5)              (89)              (94)
                                     ------------     ------------      ------------      ------------

Balance - December 31, 2004                25,595     $     (1,100)     $      1,455      $        355

    Net loss                                   --               (5)             (101)             (106)
                                     ------------     ------------      ------------      ------------

Balance - December 31, 2005                25,595     $     (1,105)     $      1,354      $        249
                                     ============     ============      ============      ============

                       See notes to financial statements.

              WINTHROP RESIDENTIAL ASSOCIATES I LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                      Years Ended December 31,

                                                        2005            2004
                                                     ----------      ----------

Cash Flows From Operating Activities:

Net loss                                             $     (106)     $      (94)

Changes in liabilities:
     Decrease in accrued expenses                            (2)             --
                                                     ----------      ----------

     Net cash used in operating activities                 (108)            (94)
                                                     ----------      ----------

Net decrease in cash and cash equivalents                  (108)            (94)

Cash and cash equivalents, beginning of year                368             462
                                                     ----------      ----------

Cash and cash equivalents, end of year               $      260      $      368
                                                     ==========      ==========

                       See notes to financial statements.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Winthrop Residential Associates I, A Limited Partnership (the "Partnership") was organized on January 30, 1981 under the Uniform Limited Partnership Act of the State of Maryland to invest in limited partnerships (the "Local Limited Partnerships") that develop, manage, operate and otherwise deal in government-assisted apartment complexes. At December 31, 2005, the Partnership has investments in three Local Limited Partnerships, each of which owns one apartment complex. One property is located in Michigan and two properties are located in North Carolina. See "Subsequent Events."

      The Partnership was capitalized with approximately $25,667,000 of contributions representing 25,666 investor limited partnership units. The offering closed in September 1981. The general partners and the initial limited partner (10 units) contributed $12,000. At December 31, 2005 and 2004 there were 25,595 limited partnership units issued and outstanding.

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

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

      Recently Issued Accounting Standards and Pronouncements

      In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143," which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition.The Partnership adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale of any properties.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Standards and Pronouncements (Continued)

      beginning after December 15, 2005. The Partnership does not believe that the adoption of SFAS No. 154 will have a material effect on the Partnership's financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of the consensus in EITF 04-5 will have a material effect on the Partnership's financial statements.

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

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

3.    TRANSACTIONS WITH RELATED PARTIES

      During the year ended December 31, 2004 and for the period from January 1, 2005 to September 1, 2005, Coordinated Services of Valdosta, LLC ("Coordinated Services") provided asset management and investor services to the Partnership pursuant to a services agreement with the Managing General Partner. As a result of this agreement, Coordinated Services had the right to direct the day to day affairs of the Partnership. Coordinated Services was not permitted, however, without the consent of the Managing General Partner, or as otherwise required under the terms of the partnership agreement to, among other things, cause the Partnership to consent to a sale of an asset or cause the Partnership to file for bankruptcy. Coordinated Services was entitled to a management fee for these services equal to 10% of the Partnership's share of cash distributions from the Local Limited Partnerships, not to exceed one half of 1% of the sum of (a) the amount of the Partnership's aggregate total investment in all Local Limited Partnerships, plus (b) the Partnership's allocable share of all liens and mortgages secured by the projects of all Local Limited Partnerships. Coordinated Services, which is a related party for financial reporting purposes only, did not earn any management fees for the years ended December 31, 2005 and December 31, 2004. The agreement with Coordinated Services was terminated on September 1, 2005. and the Managing General Partner now provides the investor servicing and asset management for the Partnership.

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

      As of December 31, 2005, the Partnership has Limited Partnership equity interests in three Local Limited Partnerships each owning one apartment complex. Such interests are as follows:

                         Local Limited Partnership                                       Percentage Ownership
      ---------------------------------------------------------------                    --------------------
      Lynndale Apartments, Ltd. (Lynwood Park Apartments)                                          50%
      Stonegate Apartments Limited Partnership (Stonegate Apartments)                              93%
      College Green Limited Partnership ( College Green Apartments)                                95%

      Subsequent to December 31, 2005, the lender to one of the Local Limited Partnership's property took possession of the property and it is expected that the property will be lost through foreclosure. The Partnership sold its limited partnership interest in another Local Limited Partnership for a purchase price of $1,200,000. As a result, the Partnership retains an interest (50%) in one Local Limited Partnership that owns an apartment complex in Raleigh, North Carolina.

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      Lynndale Apartments, Ltd. has an outstanding mortgage totaling $3,620,249, which is secured by the Local Limited Partnerships' real property, security interests, liens and endorsements common to first mortgage loans.

      During 2005 and 2004, the Partnership made no additional investments in the Local Limited Partnerships. As of December 31, 2005, the net cumulative operating deficit funded by the Partnership to the Local Limited Partnerships was $3,249,000, which the Partnership has recorded as capital contributions. However, the Local Limited Partnership has accounted for $2,213,000 of these investments as operating deficit advances and $898,000 as capital contributions. The remaining $138,000 represents a purchase of interests in a Local Limited Partnership, which is not accounted for by the Local Limited Partnership.

      The balance sheets of the Local Limited Partnership (Lynndale Apartments, Ltd.) is as follows (in thousands):

                                                            DECEMBER 31,
                                                        2005            2004
                                                     ----------      ----------
      ASSETS

      Real estate, at cost:
         Land                                        $      176      $      176
         Buildings and improvements, net
            of accumulated depreciation
            of $4,056 and $3,896 in 2005
            and 2004, respectively                          207             367
         Cash and cash equivalents                           58              32
         Other assets and deferred costs, net of
            accumulated amortization                        173             175
                                                     ----------      ----------

         Total Assets                                $      614      $      750
                                                     ==========      ==========

      LIABILITIES AND PARTNERS' DEFICIT

      Liabilities:
         Mortgage note payable                       $    3,620      $    3,761
         Accounts payable and accrued expenses              340             228
                                                     ----------      ----------

         Total Liabilities                                3,960           3,989
                                                     ----------      ----------

      Partners' Deficit:
         Winthrop Residential Associates I               (1,673)         (1,620)
         Other partners                                  (1,673)         (1,619)
                                                     ----------      ----------

      Total Partners' Deficit                            (3,346)         (3,239)
                                                     ----------      ----------

      Total Liabilities and Partners' Deficit        $      614      $      750
                                                     ==========      ==========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

4.    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS (Continued)

      The statements of operations of the Local Limited Partnership (Lynndale Apartments, Ltd.) is as follows: (in thousands)

                                                                            DECEMBER 31,
                                                                     ------------------------

                                                                         2005          2004
                                                                     ----------    ----------
      Income:
         Rental income                                               $      873    $      900
         Other income                                                        14            11
                                                                     ----------    ----------

              Total income                                                  887           911
                                                                     ----------    ----------

      Expenses:
         Interest                                                           253           263
         Depreciation and amortization                                      166           166
         Taxes and insurance                                                105            98
         Other operating expenses                                           470           411
                                                                     ----------    ----------

              Total expenses                                                994           938
                                                                     ----------    ----------

      Net loss                                                       $     (107)   $      (27)
                                                                     ==========    ==========

      Net loss allocated to Winthrop Residential Associates I        $      (53)   $      (13)
                                                                     ==========    ==========

      Net loss allocated to other partners                           $      (54)   $      (14)
                                                                     ==========    ==========

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

5.    TAXABLE LOSS

      The Partnership's taxable loss differs from the net loss for financial reporting purposes, as follows (in thousands):

                                                                            2005          2004
                                                                         ----------    ----------
      Net loss for financial reporting purposes                          $     (106)   $      (94)

            Differences in equity in Local Limited Partnerships'
            income/loss for financial reporting and tax reporting
            purposes                                                             79            72
                                                                         ----------    ----------

      Taxable loss                                                       $      (27)   $      (22)
                                                                         ==========    ==========

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

      There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2005 or 2004 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures.

      As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2006, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

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

      Mr. Ashner, age 53, has been the Chief Executive Officer of Winthrop Realty Partners, L.P. (formerly known as Winthrop Financial Associates, A Limited Partnership) and its affiliates ("Winthrop"), since January 1996. Mr. Ashner has served since January 2004 as the Chairman and Chief Executive Officer of Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) ("WRT") and since July 2005 as the Chairman and Chief Executive Officer Newkirk Realty Trust, Inc. ("Newkirk"), two real estate investment trusts listed on the New York Stock Exchange. Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the "Shelbourne Entities"), three real estate investment trusts, from August 2002 until their liquidation in April 2004. Mr. Ashner also serves on the Board of Directors of WRT, Newkirk, NBTY, Inc., manufacturers and distributor of nutritional supplements, Atlantic Coast Entertainment Holdings, Inc., an owner and operator of the Sands casino in the Atlantic City, New Jersey

      Mr. Staples, age 50, has been has been with Winthrop since 1994 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of WRT and Newkirk, positions he has held since January 2004 and July 2005, respectively. Mr. Staples is a certified public accountant.

      Mr. Braverman, age 54, has been the Executive Vice President of Winthrop since January 1996. Mr. Braverman also serves as the President of WRT and Newkirk, positions he has held since January 2004 and July 2005, respectively. Mr. Braverman served as a director and Executive Vice President of each Shelbourne Entity from August 2002 until their liquidation in April 2004. Mr. Braverman also currently serves on the Board of Directors of WRT and Newkirk.

      Ms. Tiffany, age 39, has been the Chief Operating Officer of Winthrop since December 1997. Ms. Tiffany also serves as the President of WRT and Newkirk, positions she has held since January 2004 and July 2005, respectively. Ms. Tiffany served as the Chief Operating Officer of each Shelbourne Entity from August 2002 until their liquidation in April 2004.

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

      The Managing General Partner does not have a separate audit committee. As such, the officers of the Managing General Partner fulfill the functions of an audit committee. The Managing General Partner has determined that Thomas Staples meets the requirement of an "audit committee financial expert".

      The persons with authority over the Partnership are all employees of the Managing General Partner. The Managing General Partner has adopted a code of ethics that applies to such persons.

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

      The General Partners own the entire general partnership interest. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2006. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

      (b) Security ownership of management.

      None of the officers, directors or general partners of the General Partner or their respective officers, directors or general partners owned any Units at March 1, 2006 in individual capacities; however, a wholly-owned subsidiary of First Winthrop owns 100 Units and Winthrop Realty Partners, L.P. owns 5 Units (.60% in the aggregate).

      (c) Changes in control.

      There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership. From December 1997 to September 2005 Coordinated Services of Valdosta, LLC ("Coordinated Services") provided the daily asset and management services and investor services for the Partnership pursuant to the terms of a services agreement. This agreement was terminated effective September 1, 2005 and the Managing General Partner became directly responsible for such services.

Item 12. Certain Relationships and Related Transactions.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. There were no fees, commissions or cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the years ended December 31, 2005 and 2004.

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

      Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $21,000 and $16,000 for the years ended December 31, 2005 and 2004, respectively.

      Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees services to the Partnership for the years ended December 31, 2005 and 2004.

      Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $13,000 for both years ended December 31, 2005 and 2004.

      Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2005 and 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as this 30 day of March, 2006.

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

Signature/Name                           Title                         Date
--------------                           -----                         ----


/s/ Michael L. Ashner          Chief Executive Officer            March 30, 2006
------------------------        and Director
Michael L. Ashner


/s/ Thomas Staples             Chief Financial Officer            March 30, 2006
------------------------
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

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
         of 2002.                                                              *

99.1     Supplementary information required pursuant to Section 9.4 of
         the Partnership Agreement.                                            *

99.2     Independent Auditor's Report                                          *

* filed herewith