Form 10QSB
period 2006-03-31
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2006-05-15
CIK 350903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Maryland                                   04-2720493
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

     7 Bulfinch Place, Suite 500, Boston, MA                     02114-9507
----------------------------------------------------        --------------------
     (Address of principal executive office)                     (Zip Code)

Issuer's telephone number, including area code                 (617) 570-4600
                                                            --------------------

Indicate by check mark whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|


                                    1 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                    March 31, 2006  December 31,
                                                     (Unaudited)        2005
                                                      ----------     ----------
Assets

Cash and cash equivalents                             $      443     $      260
                                                      ----------     ----------

    Total Assets                                      $      443     $      260
                                                      ==========     ==========

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                      $       18     $       11
                                                      ----------     ----------

    Total Liabilities                                         18             11
                                                      ----------     ----------

Partners' capital:

Limited Partners -
  Units of Limited Partnership Interest, $1,000
  stated value per unit; 25,676 units authorized;
  25,595 units issued and outstanding                      1,519          1,354
General Partners' deficit                                 (1,094)        (1,105)
                                                      ----------     ----------

    Total Partners' Capital                                  425            249
                                                      ----------     ----------

    Total Liabilities and Partners' Capital           $      443     $      260
                                                      ==========     ==========

                       See notes to financial statements.


                                    2 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                     For The Three Months Ended
                                                       March 31,     March 31,
                                                         2006           2005
                                                      ----------    ----------
Income:

Interest                                              $        6    $        1
Gain on sale of Local Limited Partnership Interest         1,200            --
                                                      ----------    ----------

      Total income                                         1,206             1
                                                      ----------    ----------

Expenses:

General and adminstrative                                     30            32
                                                      ----------    ----------

      Total expenses                                          30            32
                                                      ----------    ----------

Net income (loss)                                     $    1,176    $      (31)
                                                      ==========    ==========

Net income (loss) allocated to General Partners       $       11    $       (2)
                                                      ==========    ==========

Net income (loss) allocated to Limited Partners       $    1,165    $      (29)
                                                      ==========    ==========

Net income (loss) per Unit of Limited
  Partnership Interest                                $    45.52    $    (1.13)
                                                      ==========    ==========

Distributions per Unit of Limited
  Partnership Interest                                $    39.07    $       --
                                                      ----------    ----------

                       See notes to financial statements.


                                    3 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                     Units of
                                      Limited             General              Limited              Total
                                    Partnership          Partners'            Partners'           Partners'
                                     Interest             Deficit              Capital             Capital
                                   ------------        ------------         ------------         ------------
Balance - January 1, 2006                25,595        $     (1,105)        $      1,354         $        249

  Net income                                 --                  11                1,165                1,176

  Distributions                              --                  --               (1,000)              (1,000)
                                   ------------        ------------         ------------         ------------

Balance - March 31, 2006                 25,595        $     (1,094)        $      1,519         $        425
                                   ============        ============         ============         ============

                       See notes to financial statements.


                                    4 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                          For The Three Months Ended
                                                          March 31,         March 31,
                                                            2006              2005
                                                        ------------      ------------
Cash Flows from Operating Activities:

Net income (loss)                                       $      1,176      $        (31)
  Adjustments to reconcile net income (loss)
    to  net cash used in operating actvities:
  Gain on sale of Local Limited Partnership Interest          (1,200)               --

Change in liabilities:
  Increase (decrease) in accrued expenses                          7                (8)
                                                        ------------      ------------

  Net cash used in operating activities                          (17)              (39)
                                                        ------------      ------------

Cash Flows from Investing Activities:
  Proceeds from sale of Local Limited Partnership
    Interest                                                   1,200                --
                                                        ------------      ------------
  Cash provided by investing activities                        1,200                --
                                                        ------------      ------------

Cash Flows from Financing Activities:
  Distributions to partners                                   (1,000)               --
                                                        ------------      ------------
  Cash used in financing activities                           (1,000)               --
                                                        ------------      ------------

Net increase (decrease) in cash and cash equivalents             183               (39)

Cash and cash equivalents, beginning of period                   260               368
                                                        ------------      ------------

Cash and cash equivalents, end of period                $        443      $        329
                                                        ============      ============

                       See notes to financial statements.


                                    5 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

                          NOTES TO FINANCIAL STATEMENTS

1.    General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2005 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

2.    Investments in Local Limited Partnerships

      As of March 31, 2006, the Partnership retains an interest in two Local Limited Partnerships. One Local Limited Partnership owns an apartment complex located in Raleigh, North Carolina and the other Local Limited Partnership owns an apartment complex in Holland, Michigan.

      During the first quarter 2006, the Local Limited Partnership that owns Stonegate Apartments was no longer able to make its debt service payments. Attempts to locate a buyer for the property by the local general partner were unsuccessful. As a result, the lender took possession of Stonegate Apartments in April 2006. It is expected that this property will be lost through foreclosure in 2006. In addition, in January 2006 the Partnership sold its limited partnership interest in the College Green property for a purchase price of $1,200,000 to an affiliate of the general partners of the Local Limited Partnership.

      The Partnership accounts for its investment in each Local Limited Partnership by using the equity method of accounting. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership's share of the Local Limited Partnership's results of operations and by distributions received. Equity in the loss of a Local Limited Partnership is not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance funds to the Local Limited Partnership.

      The Partnership has evaluated its investment in each Local Limited Partnership under Interpretation No.46(R) "Consolidation of Variable Interest Entities" and has determined that they are variable interest entities, however, the Partnership is not the primary beneficiary. The Partnership has no further risk of loss in these variable interest entities as the Partnership has written down its investment to zero and as a limited partner is not required to fund deficits.


                                    6 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

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

      Liquidity and Capital Resources

      As of March 31, 2006, the Partnership retains an interest in two Local Limited Partnerships. One Local Limited Partnership owns an apartment complex located in Raleigh, North Carolina (known as "Lynndale Apartments") and the other Local Limited Partnership owns an apartment complex in Holland, Michigan (known as "Stonegate Apartments").

      During the first quarter 2006, the Local Limited Partnership that owns Stonegate Apartments was no longer able to make its debt service payments. Attempts to locate a buyer for the property by the local general partner were unsuccessful. As a result, the lender took possession of Stonegate Apartments in April 2006. It is expected that this property will be lost through foreclosure in 2006. In addition, in January 2006 the Partnership sold its limited partnership interest in the College Green property for a purchase price of $1,200,000 to an affiliate of the general partners of the Local Limited Partnership.

      The level of liquidity based on cash and cash equivalents experienced a $183,000 increase for the three months ended March 31, 2006 as compared to December 31, 2005, as a result of $1,200,000 in proceeds from the sale of the Partnership's interest in the College Green Local Limited Partnership (investing activities) which was substantially offset by $17,000 of net cash used in operating activities and $1,000,000 in distributions to partners (financing activities). At March 31, 2006, the Partnership had $443,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

      The Partnership's primary source of income is distributions from the Local Limited Partnerships. The Partnership requires cash to pay general and administrative expenses and to make capital contributions to the Local Limited Partnership which the managing general partner deems to be in the Partnership's best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnership to the Partnership or by loans.

      The Partnership does not intend to make advances to fund future operating deficits incurred by the Local Limited Partnership, but retains its prerogative to exercise business judgment to reverse this position if circumstances change. Moreover, the Partnership is not obligated to provide any additional funds to the


                                    7 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      Local Limited Partnership to fund operating deficits. If the Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

      Results of Operations

      The Partnership's net income was $1,176,000 for the three months ended March 31, 2006, as compared to a net loss of $31,000 for the comparable period in 2005. The increase was due to an increase in total income and a slight decrease in general and administrative expenses. Income increased due to the gain on sale of the Local Limited Partnership that owned the College Green property in North Carolina and to a lesser extent an increase in interest income.

      Recently Issued Accounting Standards and Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any effect on the Partnership's financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus in EITF 04-5 did not have any effect on the Partnership's financial statements.

      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.


                                    8 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

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


                                    9 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Part II - Other Information

Item 6. Exhibits

      Exhibits:

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

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

                                          WINTHROP RESIDENTIAL ASSOCIATES I,
                                          A LIMITED PARTNERSHIP

                                          BY: ONE WINTHROP PROPERTIES, INC.
                                              Managing General Partner


                                              BY: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer and
                                                  Director


                                              BY: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                                  Dated: May 12 , 2006


                                    11 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

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