Form 10QSB
period 2006-06-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2006-08-14
CIK 350903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10272

            Winthrop Residential Associates I, A Limited Partnership
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Maryland                                     04-2720493
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
---------------------------------------     ------------------------------------
(Address of principal executive office)                  (Zip Code)

Issuer's telephone number, including area code          (617) 570-4600
                                               ---------------------------------

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

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|


                                    1 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)
                                                  June 30, 2006    December 31,
                                                   (Unaudited)        2005
                                                 --------------  --------------

Assets

Cash and cash equivalents                        $          407  $          260
                                                 --------------  --------------

    Total Assets                                 $          407  $          260
                                                 ==============  ==============

Liabilities and Partners' Capital

Liabilities:

Accrued expenses                                 $           10  $           11
                                                 --------------  --------------

    Total Liabilities                                        10              11
                                                 --------------  --------------

Partners' Capital:

Limited Partners -
    Units of Limited Partnership Interest,
    $1,000 stated value per unit; 25,676
    units authorized; 25,595 units issued
    and outstanding                                       1,492           1,354
General Partners' deficit                                (1,095)         (1,105)
                                                 --------------  --------------

    Total Partners' Capital                                 397             249
                                                 --------------  --------------

    Total Liabilities and Partners' Capital      $          407  $          260
                                                 ==============  ==============

                       See Notes to Financial Statements.


                                    2 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                             For The Three Months Ended             For the Six Months Ended
                                                             June 30,           June 30,           June 30,           June 30,
                                                               2006               2005               2006               2005
                                                          --------------     --------------     --------------     --------------
Income:

Interest                                                  $            6     $           --     $           12     $            1
Gain on sale of Local Limited Partnership Interest                    --                 --              1,200                 --
                                                          --------------     --------------     --------------     --------------

    Total income                                                       6                 --              1,212                  1
                                                          --------------     --------------     --------------     --------------

Expenses:

General and administrative                                            34                 29                 64                 61
                                                          --------------     --------------     --------------     --------------

    Total expenses                                                    34                 29                 64                 61
                                                          --------------     --------------     --------------     --------------

Net (loss) income                                         $          (28)    $          (29)    $        1,148     $          (60)
                                                          ==============     ==============     ==============     ==============

Net (loss) income allocated to General Partners           $           (1)    $           (1)    $           10     $           (3)
                                                          ==============     ==============     ==============     ==============

Net (loss) income allocated to Limited Partners           $          (27)    $          (28)    $        1,138     $          (57)
                                                          ==============     ==============     ==============     ==============

Net (loss) income per Unit of Limited
  Partnership Interest                                    $        (1.05)    $        (1.10)    $        44.46     $        (2.23)
                                                          ==============     ==============     ==============     ==============

Distribution per Unit of Limited
  Partnership Interest                                    $           --     $           --     $        39.07     $           --
                                                          ==============     ==============     ==============     ==============

                       See Notes to Financial Statements.


                                    3 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                    Units of
                                     Limited           Limited             General            Total
                                   Partnership        Partners'           Partners'         Partners'
                                    Interest           Capital             Deficit           Capital
                                 --------------     --------------     --------------     --------------
Balance - January 1, 2006                25,595     $        1,354     $       (1,105)    $          249

  Net income                                                 1,138                 10              1,148

  Distribution                                              (1,000)                --             (1,000)
                                 --------------     --------------     --------------     --------------

Balance - June 30, 2006                  25,595     $        1,492     $       (1,095)    $          397
                                 ==============     ==============     ==============     ==============

                       See Notes to Financial Statements.


                                    4 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                  For The Six Months Ended
                                                                June 30,            June 30,
                                                                  2006                2005
                                                             --------------      --------------
Cash Flows From Operating Activities:

Net income (loss)                                            $        1,148      $          (60)
  Adjustments to reconcile net income (loss)
   to  net cash used in operating actvities:
   Gain on sale of Local Limited Partnership Interest                (1,200)                 --

Change in liabilities:
  Decrease in accrued expenses                                           (1)                 (7)
                                                             --------------      --------------

  Net cash used in operating activities                                 (53)                (67)
                                                             --------------      --------------

Cash Flows from Investing Activities:
  Proceeds from sale of Local Limited Partnership
   Interest                                                           1,200                  --
                                                             --------------      --------------

  Cash provided by investing activities                               1,200                  --
                                                             --------------      --------------

Cash Flows from Financing Activities:
  Distributions to partners                                          (1,000)                 --
                                                             --------------      --------------

  Cash used in financing activities                                  (1,000)                 --
                                                             --------------      --------------

Net increase (decrease) in cash and cash equivalents                    147                 (67)
Cash and cash equivalents, beginning of period                          260                 368
                                                             --------------      --------------

Cash and cash equivalents, end of period                     $          407      $          301
                                                             ==============      ==============

                       See Notes to Financial Statements.


                                    5 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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

      The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

2.    Investments in Local Limited Partnerships

      As of June 30, 2006, the Partnership retains an interest in two Local Limited Partnerships. One Local Limited Partnership owns an apartment complex located in Raleigh, North Carolina (known as "Lynndale Apartments") and the other Local Limited Partnership owned an apartment complex in Holland, Michigan (know as "Stonegate Apartments").

      During the first quarter 2006, the Local Limited Partnership that owned Stonegate Apartments was no longer able to make its debt service payments. Attempts to locate a buyer for the property by the local general partner were unsuccessful. As a result, the lender took possession of Stonegate Apartments in April 2006 and foreclosed on the property in June 2006.

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

      The Partnership has evaluated its investment in each Local Limited Partnership under Interpretation No.46(R) "Consolidation of Variable Interest Entities" and has determined that they are variable interest entities; however, the Partnership is not the primary beneficiary. The Partnership has no further risk of loss in these variable interest entities as the Partnership has written down its investment to zero and as a limited partner is not required to fund deficits.


                                    6 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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

      Liquidity and Capital Resources

      As of June 30, 2006, the Partnership retains an interest in two Local Limited Partnerships. One Local Limited Partnership owns an apartment complex located in Raleigh, North Carolina (known as "Lynndale Apartments") and the other Local Limited Partnership owned an apartment complex in Holland, Michigan (known as "Stonegate Apartments").

      During the first quarter 2006, the Local Limited Partnership that owns Stonegate Apartments was no longer able to make its debt service payments. Attempts to locate a buyer for the property by the local general partner were unsuccessful. As a result, the lender took possession of Stonegate Apartments in April 2006 and foreclosed on the property in June 2006.

      In January 2006 the Partnership sold its limited partnership interest in the College Green property for a purchase price of $1,200,000 to an affiliate of the general partners of the Local Limited Partnership.

      The level of liquidity based on cash and cash equivalents experienced a $147,000 increase for the six months ended June 30, 2006 as compared to December 31, 2005, as a result of $1,200,000 in proceeds from the sale of the Partnership's interest in the College Green Local Limited Partnership (investing activities) which was substantially offset by $53,000 of net cash used in operating activities and $1,000,000 in distributions to partners (financing activities). At June 30, 2006, the Partnership had $407,000 in cash and cash equivalents, which have been invested primarily in repurchase agreements and a money market account.

      The Partnership's primary source of income is distributions from the Local Limited Partnerships. It is not expected that the Partnership will receive any further distributions from Stonegate Apartments as the lender foreclosed on the property in June 2006. Distributions from Lynndale Apartments will be based on the property's operating results and proceeds from capital transactions. There can be no assurance that the Partnership will receive any future distributions from Lynndale Apartments or, if received, the level or timing of such distributions.


                                    7 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

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

      Results of Operations

      The Partnership's net loss remained constant for the three month periods ended June 30, 2006 and 2005. The Partnership's net income was $1,148,000 for the six months ended June 30, 2006, as compared to a net loss of $60,000 for the comparable period in 2005. The increase was due to an increase in total income due to the gain on sale of the Local Limited Partnership that owned the College Green property in North Carolina and to a lesser extent an increase in interest income partially offset by an increase in general and administrative expenses.

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


                                    8 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

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


                                    9 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

                           Part II - Other Information

Item 6. Exhibits

      Exhibits:

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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

                                          WINTHROP RESIDENTIAL ASSOCIATES I,
                                          A LIMITED PARTNERSHIP

                                          BY: ONE WINTHROP PROPERTIES, INC.
                                              Managing General Partner


                                              BY: /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


                                              BY: /s/ Thomas C. Staples
                                                  ------------------------------
                                                  Thomas C. Staples
                                                  Chief Financial Officer

                                                  Dated: August 14, 2006


                                    11 of 18

            WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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