Form 10QSB
period 2006-09-30
WINTHROP RESIDENTIAL ASSOCIATES I
filed 2006-11-14
CIK 350903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-10272

Winthrop Residential Associates I, A Limited Partnership
(Exact name of small business issuer as specified in its charter)
Maryland	04-2720493
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

44 Brattle Street, 4th Floor, Cambridge, MA	02138
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number, including area code	(617) 871-1330

              7 Bulfinch Place, Suite 500, Boston, MA 02114

(Former Name, Former Address and Formal Fiscal Year, if Changed

Since Last Report)

Indicate by check mark whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes___ No_X__

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

	September 30, 2006 (Unaudited)	December 31, 2005

Assets

Cash and cash equivalents	$381	$260

Total Assets	$381	$260

Liabilities and Partners' Capital

Liabilities:

Accrued expenses	$8	$11

Total Liabilities	8	11

Partners' capital:

Limited Partners -
Units of Limited Partnership Interest, $1,000
stated value per unit; 25,676 units authorized;
25,595 units issued and outstanding	1,470	1,354
General Partners' deficit	(1,097)	(1,105)

Total Partners' Capital	373	249

Total Liabilities and Partners' Capital	$381	$260

See notes to financial statements

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2006

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income:

Interest	$4	$1	$16	$2
Other income	-	4	-	4
Gain on sale of Local Limited Partnership Interest	-	-	1,200	-

Total income	4	5	1,216	6

Expenses:

General and adminstrative	28	26	92	87

Total expenses	28	26	92	87

Net (loss) income	$(24)	$(21)	$1,124	$(81)

Net (loss) income allocated to General Partners	$(1)	$(1)	$8	$(4)

Net (loss) income allocated to Limited Partners	$(23)	$(20)	$1,116	$(77)

Net (loss) income per Unit of Limited Partnership
Interest	$(0.90)	$(0.78)	$43.60	$(3.01)

Distribution per Unit of Limited Partnership
Interest	$-	$-	$39.07	$-

See notes to financial statements

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2006

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

	Units of Limited Partnership Interest	Limited Partners Capital	General Partners' Deficit	Total Partners' Capital

Balance - January 1, 2006	25,595	$1,354	$(1,105)	$249

Net income		1,116	8	1,124

Distribution		(1,000)	-	(1,000)

Balance - September 30, 2006	25,595	$1,470	$(1,097)	$373

See notes to financial statements

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP
FORM 10-QSB SEPTEMBER 30, 2006

Statements of Cash Flows (Unaudited)

(In Thousands)

	For The Nine Months Ended
	September 30, 2006	September 30, 2005

Cash Flows From Operating Activities:

Net income (loss)	$1,124	$(81)
Adjustments to reconcile net income (loss)
to net cash used in operating actvities:
Gain on sale of Local Limited Partnership Interest	(1,200)	-

Change in liabilities:
(Decrease) increase in accrued expenses	(3)	1

Net cash used in operating activities	(79)	(80)

Cash Flows from Investing Activities:
Proceeds from sale of Local Limited Partnership
Interest	1,200	-

Cash provided by investing activities	1,200	-

Cash Flows from Financing Activities:
Distributions to partners	(1,000)	-

Cash used in financing activities	(1,000)	-

Net increase (decrease) in cash and cash equivalents	121	(80)
Cash and cash equivalents, beginning of period	260	368

Cash and cash equivalents, end of period	$381	$288

See notes to financial statements

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

NOTES TO FINANCIAL STATEMENTS

1.	General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2005 was derived from audited financial statements at such date.

The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

2.	Investments in Local Limited Partnerships

As of September 30, 2006, the Partnership retains an interest in one Local Limited Partnership which owns an apartment complex located in Raleigh, North Carolina (known as “Lynndale Apartments”).

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

The Partnership accounts for its investment in the Local Limited Partnership using the equity method. Under the equity method of accounting, the investment cost is subsequently adjusted by the Partnership’s share of the Local Limited Partnership’s results of operations and by distributions received. Equity in the loss of Local Limited Partnerships is not recognized to the extent that the investment balance would become negative since the Partnership is not obligated to advance finds to the Local Limited Partnership.

The Partnership has evaluated its investment in the remaining Local Limited Partnership under Interpretation No. 46(R) “Consolidation of Variable Interest Entities” and has determined that it is a variable interest entity; however, the Partnership is not the primary beneficiary. The Partnership has no further risk of loss in this variable interest entity as the Partnership has written down its investment to zero and as a limited partner is not required to fund deficits.

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

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

General

Effective October 7, 2006, ERI/WIN GP LLC, a wholly-owned subsidiary of Equity Resource Investments, LLC (“Equity Resource”), acquired a membership interest in One Winthrop Properties, LLC (“One Winthrop”), the managing general partner of the Partnership. In connection with its acquisition of the membership interest, Equity Resources was vested with the exclusive power and authority to take all actions on behalf of One Winthrop in its capacity as the managing general partner of the Partnership. Equity Resources is a Cambridge, Massachusetts based real estate company. The acquisition of the membership interest in One Winthrop is not expected to have a material effect on the Partnership’s operations.

Liquidity and Capital Resources

As of September 30, 2006, the Partnership retains an interest in one Local Limited Partnership, which owns an apartment complex located in Raleigh, North Carolina (known as “Lynndale Apartments”).

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

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

The level of liquidity based on cash and cash equivalents experienced a $121,000 increase for the nine months ended September 30, 2006 as compared to December 31, 2005 due to $1,200,000 of proceeds from the sale of College Green (investing activities) which was substantially offset by $79,000 of net cash used in operating activities and $1,000,000 of distributions to partners (financing activities). At September 30, 2006, the Partnership had $381,000 in cash and cash equivalents which have been invested primarily in repurchase agreements and a money market account.

The Partnership’s primary source of income is distributions from the Local Limited Partnership. Distributions from Lynndale Apartments will be based on the property’s operating results and proceeds from capital transactions. There can be no assurance that the Partnership will receive any future distributions from Lynndale Apartments or, if received, the level or timing of such distributions.

The Partnership requires cash to pay general and administrative expenses and to make capital contributions to the Local Limited Partnership which the managing general partner deems to be in the Partnership’s best interest to preserve its ownership interest. To date, all cash requirements have been satisfied by interest income, cash distributed by the Local Limited Partnership to the Partnership or by loans.

The Partnership does not intend to make advances to fund future operating deficits incurred by the Local Limited Partnership, but retains its prerogative to exercise business judgment to reverse this position if circumstances change. Moreover, the Partnership is not obligated to provide any additional funds to the Local Limited Partnership to fund operating deficits. If a Local Limited Partnership sustains continuing operating deficits and has no other sources of funding, it is likely that it will eventually default on its mortgage obligations and risk a foreclosure on its property by the lender. If a foreclosure were to occur, the Local Limited Partnership would lose its investment in the property and would incur a tax liability due to the recapture of tax benefits taken in prior years. The Partnership, as an owner of the Local Limited Partnership, would share these consequences in proportion to its ownership interest in the Local Limited Partnership.

Results of Operations

The Partnership’s net income was $1,124,000 for the nine months ended September 30, 2006 as compared to a net loss of $81,000 for the comparable period in 2005. The increase was due to an increase in total income due to the gain on sale of the Local Limited Partnership that owned the College Green Property in North Carolina and to a lesser extent an increase in interest income partially offset by an increase in general and administrative expenses.

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

Item 2.	Management’s Discussion and Analysis or Plan of Operation (Continued)

Recently Issued Accounting Standards and Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any effect on the Partnership’s financial statements.

In June 2005, the FASB ratified the EITF’s consensus on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus in EITF 04-5 did not have any effect on the Partnership’s financial statements.

In September 2006 the FASB issued SFAS No. 157 “Fair Value Measurements”, which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

Quantitative and Qualitative Disclosures of Market Risk

The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

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

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

PART II - OTHER INFORMATION

Item 5.	Other Information

Effective October 7, 2006, ERI/WIN GP LLC, a wholly-owned subsidiary of Equity Resource Investments, LLC (“Equity Resource”), acquired a membership interest in One Winthrop Properties, LLC (“One Winthrop”), the managing general partner of the Partnership. In connection with its acquisition of the membership interest, Equity Resource was vested with the exclusive power and authority to take all actions on behalf of One Winthrop in its capacity as the managing general partner of the Partnership. Equity Resource is a Cambridge, Massachusetts based real estate company. The acquisition of the membership interest in One Winthrop is not expected to have a material effect on the Partnership’s operations.

Item 6.	Exhibits

Exhibits:

Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTHROP RESIDENTIAL ASSOCIATES I,

A LIMITED PARTNERSHIP

BY:	ONE WINTHROP PROPERTIES LLC

Managing General Partner

BY:	ERI/WIN GP LLC

Member

BY:	/s/ Eggert Dagbjartsson
Eggert Dagbjartsson
Chief Executive Officer

BY:	/s/ Andrew Prague
Andrew Prague
Chief Financial Officer

Dated:	November 14, 2006

WINTHROP RESIDENTIAL ASSOCIATES I, A LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2006

Exhibit Index

Exhibit	Page No.

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	14 – 15

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	16 – 17

32	Certification of Chief Executive Officer and Chief Financial Officer,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.	18

99	Supplementary Information Required Pursuant to Section 9.4 of the
	Partnership Agreement.	19